Form 10-Q
period 1996-07-30
NORTH FACE INC
filed 1996-08-14
CIK 1013749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
     OF 1934
     For the transition period from _____________ to _______________


                         Commission File Number 0-28596


                              THE NORTH FACE, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                       94-3204082
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)


2013 Farallon Drive, San Leandro, California              94577
(Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:    (510) 618-3500


Former name, former address and former fiscal year,
if changed since last report.                               N/A


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes        No   X
    -----     -----

The number of shares of Common Stock, with $0.0025 par value, outstanding on August 9, 1996, was 9,883,635.

                              THE NORTH FACE, INC.

                                 JUNE 30, 1996

                               INDEX TO FORM 10-Q


PART I.  FINANCIAL INFORMATION                                          PAGE NO.


     ITEM 1 - Financial Statements (Unaudited)

              Condensed Consolidated Balance Sheets.....................    3

              Condensed Consolidated Statements of Operations...........    4

              Condensed Consolidated Statements of Cash Flows...........    5

              Notes to Condensed Consolidated Financial Statements......    6


     ITEM 2 - Management's Discussion and Analysis of  Financial Condition
              and Results of Operations.................................    8


PART II . OTHER INFORMATION

     ITEM 1 - Legal Proceedings.........................................   11

     ITEM 2 - Changes in Securities.....................................   11

     ITEM 4 - Submission of Matters to a Vote of Securities Holders.....   11

     ITEM 6 - Exhibits and Reports on Form 8-K..........................   13

                        PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             THE NORTH FACE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
                                  (Unaudited)

                                     ASSETS

                                                                                       June 30,   December 31,   June 30,
                                                                                         1996         1995         1995
                                                                                       --------   ------------   --------
Current Assets:
Cash and cash equivalents.............................................                 $   795      $ 2,823      $   987
Accounts receivable, net..............................................                  15,284       16,582       11,378
Inventories...........................................................                  29,987       21,048       19,823
Other current assets..................................................                   8,170        3,523        4,373
                                                                                       --------   ------------   --------
  Total current assets................................................                  54,236       43,976       36,561
Property and equipment, net...........................................                   8,381        8,388        5,272
Trademarks and intangibles, net.......................................                  29,722       30,108       30,495
Debt issuance costs, net..............................................                   1,413        1,739        2,101
Other assets..........................................................                     486          429          645
                                                                                       --------   ------------   --------
  Total assets........................................................                 $94,238      $84,640      $75,074
                                                                                       --------   ------------   --------
                                                                                       --------   ------------   --------
                                    LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses, and other current liabilities.....                  17,158       16,470       15,963
Current portion of long-term debt & obligations under capital
 leases...............................................................                  23,587        4,838        8,463
                                                                                       --------   ------------   --------
  Total current liabilities...........................................                  40,745       21,308       24,426
Long-term debt & obligations under capital leases.....................                   5,008       12,055        4,876
Other long-term liabilities...........................................                   6,554        6,376        5,576
Subordinated debt.....................................................                  24,333       24,333       24,333
                                                                                       --------   ------------   --------
  Total liabilities...................................................                  76,640       64,072       59,211
                                                                                       --------   ------------   --------

                                                                           June 30,
                                                                             1996
                                                                          Pro Forma
                                                                         (Unaudited)
                                                                           (Note 2)
Stockholders' equity:
Series A Preferred Stock, $1.00 par value - shares authorized
 4,000,000; issued and outstanding 1,936,000 (liquidation preference
 of $14,674,000 at June 30, 1996).....................................          --      12,267       12,267       12,267
Cumulative Preferred Dividends Accrued (representing 437,898 shares at
 June 30, 1996).......................................................          --       2,049        2,049        1,352
Common Stock, $.0025 par value - 50,000,000 shares authorized;
 2,901,570 at June 30, 1995, December 31, 1995 and June 30, 1996;
 6,981,666 at June 30, 1996 (pro forma)...............................          17           7            7            8
Additional paid in capital............................................      14,951         645          645          764
Subscriptions receivable..............................................        (142)       (142)        (142)        (261)
Retained earnings.....................................................       3,041       3,041        6,071        1,867
Cumulative translation adjustments....................................        (269)       (269)        (329)        (134)
                                                                          --------    --------   ------------   --------
  Total stockholders' equity..........................................      17,598      17,598       20,568       15,863
                                                                          --------    --------   ------------   --------
  Total liabilities and stockholders' equity..........................                 $94,238      $84,640      $75,074
                                                                                      --------   ------------   --------
                                                                                      --------   ------------   --------

           See accompanying notes to consolidated financial statements

                              THE NORTH FACE, INC.


                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (Unaudited)

                                                Three Months Ended      Six Months Ended
                                                 June 30,  June 30,     June 30, June 30,
                                                   1996     1995          1996      1995
                                                 -------   -------       -------   -------
Net Sales..................................      $22,471   $19,342       $53,491   $42,842
Cost of Sales..............................       13,267    11,490        31,683    24,623
                                                 -------   -------       -------   -------

Gross Profit...............................        9,204     7,852        21,808    18,219
Operating Expenses.........................       11,716     8,907        24,180    18,217
                                                 -------   -------       -------   -------

Operating Income (Loss)....................       (2,512)   (1,055)       (2,372)        2

Interest Expense...........................       (1,473)   (1,152)       (2,926)   (2,478)
Other Income (Expense), Net................          106        74           272       159
                                                 -------   -------       -------   -------

Income  (Loss) Before
Provision for Income Taxes.................       (3,879)   (2,133)       (5,026)   (2,317)

Provision (Benefit) for Income Taxes.......       (1,469)     (802)       (1,996)     (901)
                                                 -------   -------       -------   -------


Net Income (Loss).........................       ($2,410)  ($1,331)      ($3,030)  ($1,416)
                                                 -------   -------       -------   -------
                                                 -------   -------       -------   -------




Net (loss) per share.......................        ($.33)    ($.18)        ($.41)    ($.19)


Weighted average shares outstanding........        7,360     7,470         7,360     7,490


                  See accompanying notes to consolidated financial statements.

                              THE NORTH FACE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In thousands)
                                 (Unaudited)



                                                        Six Months Ended
                                                      June 30,     June 30,
                                                        1996         1995
                                                       -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                     ($3,030)     ($1,416)
Adjustments to reconcile net income (loss) to
    cash provided by operating activities:
  Depreciation and amortization                         1,378          839
  Deferred income taxes                                    (2)         205
  Provision for doubtful accounts                         257          148
Effect of changes in:
   Accounts receivable                                  1,041        1,960
   Inventories                                         (8,939)      (7,755)
   Other assets                                        (4,358)      (1,523)
   Accounts payable and accrued liabilities               998        2,543
                                                       -------      -------
NET CASH USED IN OPERATING ACTIVITIES                 (12,655)      (4,999)
                                                       -------      -------

INVESTING ACTIVITIES:
  Acquisition of Canadian Subsidiary                        0         (289)
  Purchase of fixed assets                               (985)      (1,649)
                                                       -------      -------
NET CASH USED IN INVESTING ACTIVITIES                    (985)      (1,938)
                                                       -------      -------

FINANCING ACTIVITIES:
  Borrowings on long term debt                          2,325        1,600
  Payments on long term debt                             (312)      (1,376)
  Proceeds from revolver, net                           9,689        7,074
  Payment of debt acquisition costs                      (150)        (300)
                                                       -------      -------
NET CASH PROVIDED BY FINANCING ACTIVITIES              11,552        6,998
                                                       -------      -------

  Effect of foreign currency fluctuations on cash          60          100
                                                       -------      -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (2,028)         161
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD          2,823          826
                                                       -------      -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                 $795         $987
                                                       -------      -------
                                                       -------      -------


SUPPLEMENTAL CASH FLOW INFORMATION
  Cash paid during the year for:
     Interest                                          $2,363       $1,823
                                                       -------      -------
                                                       -------      -------
     Income taxes                                        $431           $0
                                                       -------      -------
                                                       -------      -------


          See accompanying notes to consolidated financial statements

                             THE NORTH FACE, INC.

           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The North Face, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

     These financial statements have been prepared by The North Face, Inc. in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company's registration statement filed with the Securities and Exchange Commission on May 20, 1996 on Form S-1 (the "Form S-1"). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

     Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. These unaudited financial statements should be read in conjunction with the financial statements included in the Form S-1.

     The financial statements included herein are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 1995, as presented, has been prepared from the Consolidated Balance Sheet as of December 31, 1995 included in the Form S-1.


NOTE 2.   INITIAL PUBLIC OFFERING OF COMMON STOCK

     The Company sold 2,823,611 shares of its Common Stock in the Company's initial public offering of shares of Common Stock registered on Form S-1 with the Securities and Exchange Commission (of which 2,600,000 shares were initially sold to the underwriters on July 8, 1996 and 223,611 shares were sold on July 17, 1996, pursuant to the over allotment option granted to the underwriters). These shares were sold at a price of $14.00 per share yielding net proceeds of approximately $35.4 million after deducting underwriting discounts of $2.8 million and expenses of $1.3 million related to the offering. As described in the Company's prospectus dated July 2, 1996, the proceeds were used to repay certain portions of the Company's senior and subordinated indebtedness.

     Upon consummation of the Company's initial public offering, all outstanding shares of Series A Preferred Stock were converted into 4,220,808 shares of Common Stock.

NOTE 3.   DEBT RESTRUCTURING

     Effective July 8, 1996, in conjunction with the initial public offering, the Company's credit facility was restructured and interest under the revolving portion of the facility was reduced by 1.25% and interest under the term note portion was reduced by 1.5%. In connection with the restructuring of both the credit facility and the subordinated note, the Company expects to record a non-cash extraordinary charge in the third quarter of 1996 of approximately $0.8 million, net of tax, as a write-off of deferred debt issuance cost.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, certain items in The North Face's consolidated statements of operations as a percentage of net sales (except for income taxes which are shown as a percentage of pretax income). The results of operation for the six and three month periods ended June 30, 1996 and 1995 are not necessarily indicative of future results or results to be expected for the full year.


                                              Three Months       Six Months
                                             Ended June 30,     Ended June 30
                                             1996     1995      1996     1995

Net Sales..............................     100.0%   100.0%    100.0%   100.0%
Gross profit...........................      41.0     40.6      40.8     42.5
Operating Expenses.....................      52.1     46.1      45.2     42.5
Operating income (loss)................     (11.2)    (5.5)     (4.4)     0.0
Interest expense.......................       6.6      6.0       5.5      5.8
Income (loss) before provision
for income taxes.......................     (17.3)   (11.0)     (9.4)    (5.4)
Provision for income taxes.............      37.9     37.6      39.7     38.9
Net income (loss)......................     (10.7)    (6.9)     (5.7)    (3.3)





     The following table sets forth, for the periods indicated, the Company's net sales by distribution channel and for domestic compared to international net sales:


                                              Three Months       Six Months
                                             Ended June 30,     Ended June 30
                                             1996     1995      1996     1995

NET SALES
Wholesale customers....................   $17,248   $12,679   $40,087   $27,483
Company-operated retail................     5,204     4,975    13,242    11,387
Government.............................        19     1,688       162     3,972
                                          -------   -------   -------   -------
      Total Net Sales..................   $22,471   $19,342   $53,491   $42,842
                                          -------   -------   -------   -------



THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

     NET SALES. Net sales increased by 16.2% to $22.5 million from $19.3 million for the three months ended June 30, 1996 (the "Second Quarter 1996") over the three months ended June 30, 1995 (the "Second Quarter 1995").

     Net sales to Wholesale customers increased by 36% to $17.2 million from $12.7 million for Second Quarter 1996 over Second Quarter 1995. This increase related primarily to greater sales to the Company's existing wholesale customers resulting from increased unit shipments due to (i) the introduction of new products, including the initial shipments of Tekware and the broadening of the equipment and outerwear lines, (ii) continued strong sales of existing products, and (iii) the opening of the first 14 concept shops in the first half of 1996.

     Net sales from Company-operated retail stores increased by 4.6% to $5.2 million from $5.0 million for Second Quarter 1996 over Second Quarter 1995. This increase related to an increase in comparable store sales which grew by 8.8%. In addition, the Company opened one new retail store in October 1995 and closed two outlets in mid-1995.

     Government sales decreased by 98.9% to $19,000 from $1.7 million for Second Quarter 1996 compared to the Second Quarter 1995. This decrease is due to the timing of Marine Corps tent shipments under a contract which was completed in 1995. The Company does not expect to ship any tents to the Marine Corps during 1996, but currently is working with the Marine Corps to obtain a contract for future shipments. There can be no assurance, however, that the Company will obtain any contracts to produce tents for the Marine Corps in the future.

     GROSS PROFIT. Gross profit as a percentage of sales for Second Quarter 1996 was 41.0% compared to 40.6% for Second Quarter 1995. The higher margin relates primarily to lower discounts in the Company's retail stores.

     OPERATING EXPENSES. Operating expenses increased by 31.5% to $11.7 million from $8.9 million for Second Quarter 1996 over Second Quarter 1995, and increased as a percentage of net sales to 52.1% for Second Quarter 1996 from 46.1% for Second Quarter 1995. This increase relates to the growth of infrastructure to support sales growth for the year.

     INTEREST EXPENSE. Interest expense increased to $1.5 million from $1.2 million for Second Quarter 1996 compared to Second Quarter 1995 as a result of higher levels of debt incurred to finance working capital growth.

     PROVISION FOR INCOME TAXES. Benefit for income taxes as a percent of pre-tax loss was approximately 37.9% for Second Quarter 1996 fairly consistent with the rate of 37.6% for Second Quarter 1995.


SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

     NET SALES. Net sales increased by 24.9% to $53.5 million from $42.8 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995.

     Net sales to wholesale customers increased by 46% to $40.1 million from $27.5 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase related primarily to greater sales to the Company's existing wholesale customers resulting from increased unit shipments due to (i) the introduction of new products, including the initial shipments of Tekware and the broadening of the equipment and outerwear lines, (ii) continued strong sales of existing products, and (iii) the opening of the first 14 concept shops in the first half of 1996.

     Net sales from Company-operated retail stores increased by 16.3% to $13.2 million from $11.4 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase related to an increase in comparable store sales of 17.4%. In addition, the Company opened one new retail store in October 1995 and closed two outlets in mid-1995.

     Government sales decreased by 95.9% to $162,000 from $4.0 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This decrease is due to the timing of government tent shipments under a contract which was completed in 1995.

     GROSS PROFIT. Gross profit as a percentage of sales for the six months ended June 30, 1996 was 40.8% compared to 42.5% for the six months ended June 30, 1995. This decrease relates primarily to lower initial margins on the introduction of the Company's new Tekware line, and lower retail margins in the first quarter due to higher volume of liquidations of discontinued non-TNF branded sportswear related to the launch of Tekware in the first quarter.

     OPERATING EXPENSES. Operating expenses increased by 32.7% to $24.2 million from $18.2 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995. This increase relates to the growth of infrastructure to support sales growth for the year.

     INTEREST EXPENSE. Interest expense increased to $2.9 million from $2.5 million for the six months ended June 30, 1996 compared to the six months ended June 30, 1995, as a result of higher levels of debt incurred to finance working capital growth.

     PROVISION FOR INCOME TAXES. Benefit for income taxes as a percent of pre-tax income was approximately 39.7% for the six months ended June 30, 1996 compared to 38.9% for the six months ended June 30, 1995. This increase in effective rate relates to the mix of the Company's earnings between the United States and the United Kingdom.


LIQUIDITY AND CAPITAL RESOURCES

     Since June 7, 1994, the Company has satisfied its cash requirements principally through borrowings under its revolving line of credit, term note debt and cash flow from operations. Its primary uses of cash have been to purchase merchandise inventories, finance growth of the Company's accounts receivable, purchase fixtures for the launch of concept shops, upgrade the Company's management information systems and open one retail store and one outlet. During the six months ended June 30,1996, the Company used approximately $12.7 million for operations. These funds were provided by borrowings under the Company's revolving line of credit.

     The revolving line of credit and term note debt are part of a combined credit facility (collectively, the "Credit Facility"). The Credit Facility provides for borrowings up to $60.0 million with actual borrowings limited to available collateral (approximately $41.0 million of availability as of August 6, 1996) and for up to $5.0 million under a term note facility for capital expenditures (approximately $4.4 million of remaining availability as of August 6, 1996) from Heller Financial, Inc. and two banks. The Credit Facility provides a sub-limit facility for letters of credit of up to $15.0 million to finance the Company's foreign purchases of merchandise inventories. As of August 6, 1996, the Company had approximately $9.0 million of letters of credit outstanding under the Credit Facility. The Credit Facility contains certain financial covenants that require the Company to maintain a specified minimum tangible net worth and interest coverage leverage and ratios, limit capital expenditures and restrict the Company's ability to incur additional indebtedness and pay cash dividends on its capital stock. The Company is in compliance with these covenants as of August 6, 1996.

     The Company sold 2,823,611 shares of its Common Stock in the Company's initial public offering of shares of Common Stock registered on Form S-1 with the Securities and Exchange Commission (of which 2,600,000 shares were initially sold to the underwriters on July 8, 1996 and 223,611 shares were sold on July 17, 1996, pursuant to the over allotment option granted to the underwriters). These shares were sold at a price of $14.00 per share yielding net proceeds of approximately $35.4 million after deducting underwriting discounts of $2.8 million and expenses of $1.3 million related to the offering. As described in the Company's prospectus dated July 2, 1996, the proceeds were used to repay certain portions of the Company's Credit Facility and of the Company's subordinated indebtedness. Upon the completion of the offering, the Company restructured the Credit Facility and obtained a reduction in the interest rate of 1.25% on the revolving and 1.5% on the term note portions of the facility, to Libor plus 1.5%.

Upon consummation of the Company's initial public offering, all outstanding shares of Series A Preferred Stock were converted into 4,220,808 shares of Common Stock.

     The Company estimates that its capital expenditures during 1996 will be approximately $3.0-4.0 million. This amount will be used principally for investment in concept shops, the upgrade of management information systems and the expansion of the Company's distribution facilities.

     The Company anticipates that cash generated from the initial public offering, from operations and from funds available under the Credit Facility will be sufficient to satisfy its cash requirements for at least the next 12 months.

                         PART II.   OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

     The Company is a defendant in a lawsuit alleging wrongful termination of a sales representative based on age discrimination that was filed in September 1993. The plaintiff seeks approximately $7 million in damages for future wages and unspecified damages for emotional distress and punitive damages. The claim was tried in the Superior Court of Alameda County, California and the jury was unable to return a verdict. A new trial date is currently scheduled for November 15, 1996. The Company believes it has meritorious defenses to the claim, including that the plaintiff was an independent contractor and not an employee to whom the relevant age discrimination statute applied, that his contract expired by its terms and that the Company was justified in not renewing his contact for an additional term. If the Company is unable to settle this matter, it intends to continue to vigorously defend against the claim. While the final outcome of this lawsuit cannot be determined with certainty, management believes that the final outcome will not have a material adverse effect on the Company's results of operations or financial condition.

     In addition, the Company is party to other claims and litigation that arise in the normal course of business. Management believes that the ultimate outcome of these claims and litigation will not have a material adverse effect on the Company's results of operations or financial condition.

ITEM 2.   CHANGES IN SECURITIES

     The Company amended and restated its Restated Certificate of Incorporation and By-laws effective upon the completion of the Company's initial public offering. See Item 4 below for a brief description of certain amendments affecting holders of the Company's Common Stock.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Pursuant to a Consent of Stockholders in Lieu of Meeting dated June 5, 1996, the adoption of the Company's 1996 Stock Incentive Plan, under which 683,950 shares of Common Stock are reserved for issuance to officers, other salaried employees, and directors of the Company or its subsidiaries and to consultants to the Company, was submitted to a vote of stockholders by written consent, and was approved as follows:

               Votes for:         6,095,911
               Votes against:             0
               Votes abstaining:    283,883

     Pursuant to a Consent of Stockholders in Lieu of Meeting dated June 28, 1996, the following matters were submitted to a vote of stockholders by written consent, and were approved as follows:

          (a) the adoption of the Company's 1996 Directors' Stock Option Plan, under which 100,000 shares of Common Stock are reserved for issuance to non-employee directors of the Company.

               Votes for:         6,095,911
               Votes against:             0
               Votes abstaining:    283,883

          (b) the adoption of the Company's 1996 Employee Stock Purchase Plan, under which 150,000 shares of Common Stock are reserved for issuance to eligible employees as defined under this plan through payroll deductions and on other terms and conditions intended to qualify under section 423 of the Internal Revenue Code of 1986, as amended.

               Votes for:         6,095,911
               Votes against:             0
               Votes abstaining:    283,883

          (c) ratification and approval of certain actions of the Company's Board of Directors in respect of the settlement in 1995 of certain litigation by the predecessor company's secured creditors against Marsden S. Cason and William A. McFarlane, including without limitation payment of $1 million in settlement of that action.

               Votes for:         6,095,911
               Votes against:             0
               Votes abstaining:    283,883

           (d) ratification and approval of prior issuances and sales of the Company's Common Stock and Series A Preferred Stock as recorded on the Company's stock ledger.

               Votes for:         6,095,911
               Votes against:             0
               Votes abstaining:    283,883

           (e) election of Marsden S. Cason, William N. Simon, Ray E. Newton, III, Peter M. Castleman, and William Laverack, Jr. as members of the Company's board of directors.

               Votes for:         6,095,911
               Votes against:             0
               Votes abstaining:    283,883

     Pursuant to a Consent of Stockholders in Lieu of Meeting dated June 28, 1996, the following matters were submitted to a vote of stockholders by written consent, and were approved as follows:

          (a) amendment and restatement of the Company's Restated Certificate of Incorporation (effective as of the completion of the Company's initial public offering) to increase the number of shares of Common Stock authorized from 10 million to 50 million, to provide that the Board of Directors be divided into three classes of directors serving staggered three-year terms, that special meetings of stockholders may be called only by the Board of Directors, Chairman of the Board of Directors, or the Chief Executive Officer, that the power of stockholders to approve actions by written consent in lieu of meetings is specifically denied, and to adopt other amendments set forth therein.

               Votes for:         6,039,135
               Votes against:             0
               Votes abstaining:    340,659

          (b) amendment and restatement of the Company's By-laws (effective as of the completion of the Company's initial public offering) to require stockholders seeking to bring business before an annual meeting of stockholders, or to nominate candidates for election as directors at an annual or special meeting of stockholders, to comply with certain advance notice requirements described in the By-laws, and to adopt other amendments set forth therein.

               Votes for:         6,039,135
               Votes against:             0
               Votes abstaining:    340,659


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               *(3.1) Form of Amended and Restated Certificate of Incorporation of The North Face, Inc.

               *(3.2)    Form of Amended and Restated By-laws of The North
                         Face, Inc.

               *(10.1B)  Form of Amendment No. 3 dated as of          , 1996, to
                         Subordinated Note and Common Stock Purchase Agreement.

               *(10.1C) Form of Amended and Restated Promissory Note due June 7, 2001.

               *(10.2B)  Form of Amendment No. 3 dated as of           , 1996,
                         to Preferred Stock Purchase Agreement

               *(10.8A)  Form of Second Amended and Restated Loan and Security
                         Agreement, dated as of June        , 1996, between The
                         North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender.

               *(10.11)  The North Face, Inc. 1996 Stock Incentive Plan.

               *(10.12)  The North Face, Inc. 1996 Employee Stock Purchase Plan.

               *(10.13)  The North Face, Inc. 1996 Directors' Stock Option Plan.

               *(10.17) Confidential Change In Status and General Release Agreement, entered into on April 25, 1996, to be effective on and as of December 19, 1995, by and between William A. McFarlane and The North Face, Inc.

               (11)      Computation of Per Share Earnings

               (27)      Financial Data Schedule

     All schedules are omitted because they are not applicable or are not required, or because the required information is included in the financial statements or notes thereto.

     *Incorporated by reference to exhibits respectively filed under corresponding exhibit numbers with the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-04107) filed with the Securities and Exchange Commission on June 24, 1996.

          (b)  Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the three-month period ended June 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      THE NORTH FACE, INC.
                                          (REGISTRANT)



     Dated: August 14, 1996      By:  /s/  Marsden S. Cason
                                      --------------------------
                                      Marsden S. Cason
                                      Chief Executive Officer


     Dated: August 14, 1996      By:  /s/  Roxanna Prahser
                                      --------------------------
                                      Roxanna Prahser
                                      Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer of the Registrant)

                                INDEX OF EXHIBITS


The following exhibits are included herein:

*3.1 Form of Amended and Restated Certificate of Incorporation of The North Face, Inc.

*3.2      Form of Amended and Restated By-laws of The North Face, Inc.

*10.1B    Form of Amendment No. 3 dated as of          , 1996, to
          Subordinated Note and Common Stock Purchase Agreement.

*10.1C    Form of Amended and Restated Promissory Note due June 7, 2001.

*10.2B    Form of Amendment No. 3 dated as of         , 1996, to
          Preferred Stock Purchase Agreement

*10.8A    Form of Second Amended and Restated Loan and Security
          Agreement, dated as of June              , 1996, between The North
          Face, Inc. and Heller Financial, Inc., as Agent and as a Lender.

*10.11    The North Face, Inc. 1996 Stock Incentive Plan.

*10.12    The North Face, Inc. 1996 Employee Stock Purchase Plan.

*10.13    The North Face, Inc. 1996 Directors' Stock Option Plan.

*10.17 Confidential Change In Status and General Release Agreement, entered into on April 25, 1996, to be effective on and as of December 19, 1995, by and between William A. McFarlane and The North Face, Inc.

11.1      Computation Of Net Income Per Share

27.1      Financial Data Schedule

     All schedules are omitted because they are not applicable or are not required, or because the required information is included in the financial statements or notes thereto.


*Incorporated by reference to exhibits respectively filed under corresponding exhibit numbers with the Registrant's Amendment No. 2 to Registration Statement on Form S-1 (File No. 333-04107) filed with the Securities and Exchange Commission on June 24, 1996.

                                  EXHIBIT 11.1


                             THE NORTH FACE, INC.

                    COMPUTATION OF NET INCOME PER SHARE (1)
                 (In thousands, except per share amounts)






                                                    Three Months Ended     Six Months Ended
                                                    June 30,   June 30,   June 30,  June 30,
                                                     1996       1995        1996      1995
                                                    --------  --------    --------  --------

NET INCOME(LOSS).................................   ($2,410)  ($1,331)    ($3,030)  ($1,416)
                                                    --------  --------    --------  --------
                                                    --------  --------    --------  --------
Weighted average shares outstanding
during the period:

Average Shares
Outstanding......................................     6,885     6,995       6,885     7,015

Incremental shares from assumed
exercise of stock options (2)....................       475       475         475       475
                                                    --------  --------    --------  --------
Weighted average common and common
equivalent shares
outstanding......................................     7,360     7,470       7,360     7,490
                                                    --------  --------    --------  --------
                                                    --------  --------    --------  --------

PRIMARY NET INCOME (LOSS)  PER SHARE.............     ($.33)    ($.18)      ($.41)    ($.19)
                                                    --------  --------    --------  --------
                                                    --------  --------    --------  --------

(1) Primary and fully diluted earnings per share are equivalent for all periods presented due to the assumed conversion of all outstanding shares of Preferred Stock into Common Stock in conjunction with the initial public offering.

(2) In accordance with the rules of the Securities and Exchange Commission, common stock and common stock equivalents issued within one year of the initial public offering effective July 8, 1996, have been considered as outstanding for all periods using the treasury stock method (assuming a market price of $14.00), even though they are anti-dilutive in loss periods. Common stock equivalents issued prior to one year of the public offering are excluded in loss periods as they are anti-dilutive.
