Form 10-Q
period 1996-09-30
NORTH FACE INC
filed 1996-10-28
CIK 1013749

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q


/ x / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1996

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
Yes    X    No
     -----     -----

The number of shares of Common Stock, with $0.0025 par value, outstanding on October 28, 1996, was 9,950,275.

                              THE NORTH FACE, INC.

                               SEPTEMBER 30, 1996

                               INDEX TO FORM 10-Q




PART I.     FINANCIAL INFORMATION                                     PAGE NO.


     ITEM 1 - Financial Statements (unaudited)

          Condensed Consolidated Balance Sheets. . . . . . . . . . . .     3

          Condensed Consolidated Statements of Operations. . . . . . .     4

          Condensed Consolidated Statements of Cash Flows. . . . . . .     5

          Notes to Condensed Consolidated Financial Statements . . . .     6


     ITEM 2 - Management's Discussion and Analysis of  Financial
              Conditions and Results of Operations . . . . . . . . . .     8







PART II . OTHER INFORMATION

     ITEM 1 - Legal Proceedings. . . . . . . . . . . . . . . . . . . .    11

     ITEM 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . .    11

                        PART I.    FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                              THE NORTH FACE, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                   (unaudited)

                                                                 September 30,       December 31,        September 30,
                                                                      1996                1995                1995
                                                                 -------------       ------------        -------------

Current Assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . .           $882              $2,823                $545
Accounts receivable, net . . . . . . . . . . . . . . . . . .         55,231              16,582              35,849
Inventories. . . . . . . . . . . . . . . . . . . . . . . . .         34,149              21,048              23,158
Other current assets . . . . . . . . . . . . . . . . . . . .          6,130               3,391               2,446
                                                                 ----------          ----------          ----------

     Total current assets. . . . . . . . . . . . . . . . . .         96,392              43,844              61,998

Property and equipment, net. . . . . . . . . . . . . . . . .          9,316               8,388               6,945
Trademarks and intangibles, net. . . . . . . . . . . . . . .         29,527              30,108              30,302
Debt issuance costs, net . . . . . . . . . . . . . . . . . .             86               1,739               1,920
Other assets . . . . . . . . . . . . . . . . . . . . . . . .            544                 429                 715
                                                                 ----------          ----------          ----------
     Total assets. . . . . . . . . . . . . . . . . . . . . .       $135,865             $84,508            $101,880
                                                                 ----------          ----------          ----------
                                                                 ----------          ----------          ----------

                                                 LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses, and other current
liabilities. . . . . . . . . . . . . . . . . . . . . . . . .         28,155              16,338              18,133
Short term borrowings and current portion of
long-term debt and obligations under capital leases. . . . .         30,079               4,838              25,564
                                                                 ----------          ----------          ----------

     Total current liabilities . . . . . . . . . . . . . . .         58,234              21,176              43,697

Long-term debt and obligations under capital leases. . . . .          1,184              12,055               7,883
Other long-term liabilities. . . . . . . . . . . . . . . . .          6,622               6,376               5,589
Subordinated debt. . . . . . . . . . . . . . . . . . . . . .          9,433              24,333              24,333
                                                                 ----------          ----------          ----------
     Total liabilities . . . . . . . . . . . . . . . . . . .         75,473              63,940              81,502
                                                                 ----------          ----------          ----------

Stockholders' equity:
Series A Preferred Stock, $1.00 par value - shares
  authorized 4,000,000; issued and outstanding 1,936,000
  at September 30, 1995 and December 31, 1995, and 0 at
  September 30, 1990 . . . . . . . . . . . . . . . . . . . .              0              12,267              12,267
Cumulative Preferred Dividends Accrued . . . . . . . . . . .              0               2,049               1,693
Common Stock, $.0025 par value - 50,000,000 shares
  authorized; 2,901,570 at September 30, 1995, and
  December 31, 1995; and 9,946,023 at September 30, 1996 . .             25                   7                   7
Additional paid in capital . . . . . . . . . . . . . . . . .         51,869                 645                 645
Subscriptions receivable . . . . . . . . . . . . . . . . . .           (112)               (142)               (142)
Retained earnings. . . . . . . . . . . . . . . . . . . . . .          8,822               6,071               6,091
Cumulative translation adjustments . . . . . . . . . . . . .           (212)               (329)               (183)
                                                                 ----------          ----------          ----------
     Total stockholders' equity. . . . . . . . . . . . . . .         60,392              20,568              20,378
                                                                 ----------          ----------          ----------

     Total liabilities and stockholders' equity. . . . . . .       $135,865             $84,508            $101,880
                                                                 ----------          ----------          ----------
                                                                 ----------          ----------          ----------

See accompanying notes to consolidated financial statements

                              THE NORTH FACE, INC.


                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                   (unaudited)

                                                    Three Months Ended                   Nine Months Ended
                                                       September 30,                       September 30,

                                                       1996          1995           1996           1995
                                                      ------        ------         ------         ------
Net Sales. . . . . . . . . . . . . . . . . .         $68,138        $50,061       $121,629        $92,903
Cost of Sales. . . . . . . . . . . . . . . .          37,435         27,326         69,119         51,949
                                                  ----------     ----------     ----------     ----------

Gross Profit . . . . . . . . . . . . . . . .          30,703         22,735         52,510         40,954
Operating Expenses . . . . . . . . . . . . .          17,672         14,279         41,852         32,496
                                                  ----------     ----------     ----------     ----------

Operating Income . . . . . . . . . . . . . .          13,031          8,456         10,658          8,458

Interest Expense . . . . . . . . . . . . . .            (907)        (1,462)        (3,834)        (3,940)
Other Income (Expense), net. . . . . . . . .              15            352            287            511
                                                  ----------     ----------     ----------     ----------
Income Before Provision for Income Taxes and
Extraordinary Item . . . . . . . . . . . . .          12,139          7,346          7,111          5,029

Provision for Income Taxes . . . . . . . . .           4,727          2,781          2,738          1,880
                                                  ----------     ----------     ----------     ----------

Income  Before Extraordinary Loss. . . . . .           7,412          4,565          4,373          3,149

Extraordinary Loss, net of tax benefit of
$575 . . . . . . . . . . . . . . . . . . . .           (863)             0           (863)             0
                                                  ----------     ----------     ----------     ----------

Net Income . . . . . . . . . . . . . . . . .          $6,549         $4,565         $3,510         $3,149
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------

Pro forma Earnings per Share:
      Income Before Extraordinary Loss . . .           $0.70          $0.63          $0.51          $0.42

      Extraordinary Loss, net of tax . . . .          ($0.08)         $0.00         ($0.10)         $0.00
                                                  ----------     ----------     ----------     ----------

      Net Income . . . . . . . . . . . . . .           $0.62          $0.63          $0.41         $0.42
                                                  ----------     ----------     ----------     ----------
                                                  ----------     ----------     ----------     ----------


Shares used in pro forma earnings per
share calculation  . . . . . . . . . . . . .          10,557          7,268          8,532          7,423




See accompanying notes to consolidated financial statements.

                              THE NORTH FACE, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (unaudited)

                                                           Nine Months Ended
                                                   September 30,   September 30,
                                                      1996             1995
                                                   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                            $3,510            $3,149
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation and amortization                        2,184             2,135
  Extraordinary Loss                                     863                 0
  Deferred income taxes                                   (5)              205
  Provision for doubtful accounts                        568               255
Effect of changes in:
   Accounts receivable                               (39,085)          (22,618)
   Inventories                                       (13,101)          (11,090)
   Other assets                                       (1,797)             (312)
   Accounts payable and accrued liabilities           12,980             4,726
                                                  ----------        ----------
NET CASH USED IN OPERATING ACTIVITIES                (33,883)          (23,550)
                                                  ----------        ----------

INVESTING ACTIVITIES:
  Acquisition of Canadian subsidiary                       0              (289)
  Purchase of fixed assets                            (2,531)           (3,598)
                                                  ----------        ----------
NET CASH USED IN INVESTING ACTIVITIES                 (2,531)           (3,887)
                                                  ----------        ----------
FINANCING ACTIVITIES:
  Borrowings on long term debt                         2,825             5,001
  Long term debt repayments                          (21,358)           (1,449)
  Proceeds from revolver, net                         18,003            23,854
  Payments of debt acquisition costs                    (262)             (300)
  Proceeds from sales of stock                        35,148                 0
                                                  ----------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             34,356            27,106
                                                  ----------        ----------

  Effect of foreign currency fluctuations on cash        117                50
                                                  ----------        ----------

DECREASE IN CASH AND CASH EQUIVALENTS                 (1,941)             (281)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD         2,823               826
                                                  ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                $882              $545
                                                  ----------        ----------
                                                  ----------        ----------



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

     These financial statements have been prepared by The North Face, Inc. in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company's registration statement filed with the Securities and Exchange Commission on July 2, 1996 final version on Form S-1 (the "Form S-1"). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

     Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1996. These unaudited financial statements should be read in conjunction with the financial statements included in the Form S-1.

     The financial statements included herein are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 1995, has been prepared from the Consolidated Balance Sheet as of December 31, 1995 included in the Form S-1.

     Pro Forma Information -- Upon consummation of the Company's initial public offering, all outstanding shares of Series A Preferred Stock were converted into 4,220,808 shares of Common Stock. The pro forma net income per share and shares used in pro forma per share calculations for the three and nine months ended September 30, 1996 and 1995 reflect this conversion as of the beginning of each period. In accordance with the rules of the Securities and Exchange Commission, all common stock equivalents issued within one year of the Company's anticipated initial public offering have been considered outstanding for all periods using the treasury stock method. Due to the conversion of the Series A Preferred Stock into Common Stock, historical earnings per share is not meaningful.



NOTE 2.   INITIAL PUBLIC OFFERING OF COMMON STOCK

     In July 1996, the Company sold 2,823,611 shares of its Common Stock in the Company's initial public offering of shares of Common Stock registered on Form S-1 with the Securities and Exchange Commission (of which 2,600,000 shares were initially sold to the underwriters on July 8, 1996 and 223,611 shares were sold on July 17, 1996, pursuant to the over allotment option granted to the underwriters). These shares were sold at a price of $14.00 per share yielding net proceeds of approximately $35.1 million after deducting underwriting discounts of $2.8 million and expenses of $1.7 million related to the offering. The proceeds were used to repay certain portions of the Company's senior and subordinated indebtedness.

     Upon consummation of the Company's initial public offering, all outstanding shares of Series A Preferred Stock, including accrued dividends, were converted into 4,220,808 shares of Common Stock.

NOTE 3.   EXTRAORDINARY LOSS

     Effective July 8, 1996, in conjunction with the initial public offering, the Company's credit facility was substantially restructured. The interest rate under the revolving portion of the facility was reduced by 1.25% and interest under the term note portion was reduced by 1.5% and the covenants were amended. Additionally, $14 million of the subordinated debt was repaid and the maturity date of the remaining $9 million was extended to June 7, 2001. In connection with the restructuring of both the credit facility and the subordinated debt, the Company recorded a non-cash extraordinary loss in the third quarter of 1996 of $863,000, net of tax benefit of $575,000, representing the write-off of deferred debt issuance costs.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW -- FACTORS THAT MAY AFFECT FUTURE RESULTS

     When used below in connection with matters that may occur in the future, the words "anticipate", "estimate", "expect" or similar words identify forward looking statements within the meaning of federal securities laws. Forward looking statements below are based on the Company's current expectations of future events. The matters described in the forward looking statements are subject to risks and uncertainties. The actual results of these matters may differ substantially from the results anticipated by the Company. The Company cannot assure that future results will meet its current expectations. Risks and uncertainties relating to forward looking statements and to the Company's business include, but are not limited to, those described below and in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission (the "Commission") on October 28, 1996 and in other documents that may be subsequently filed with the Commission.


RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, certain items in The North Face's consolidated statements of operations as a percentage of net sales (except for income taxes which are shown as a percentage of pretax income). The results of operation for the nine and three month periods ended September 30, 1996 and 1995 are not necessarily indicative of future results or results to be expected for the full year.



                                            Three Months          Nine Months
                                        Ended September 30,  Ended September 30,
                                            1996    1995          1996    1995


Net sales. . . . . . . . . . . . . . .   100.0%    100.0%       100.0%    100.0%
Gross profit . . . . . . . . . . . . .     45.1      45.4         43.2     44.1
Operating expenses . . . . . . . . . .     25.9      28.5         34.4     35.0
Operating income . . . . . . . . . . .     19.1      16.9          8.8      9.1
Interest expense . . . . . . . . . . .      1.3       2.9          3.1      4.2
Income before provision for income
   taxes and extraordinary item. . . .     17.8      14.7          5.8      5.4
Provision for income taxes . . . . . .     39.0      37.9         38.5     37.4
Net income before extraordinary item .     10.9       9.1          3.6      3.4



THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995

          NET SALES. Net sales increased by 36.1% to $68.1 million from $50.1 million for the three months ended September 30, 1996 (the "Third Quarter 1996") over the three months ended September 30, 1995 (the "Third Quarter 1995").

          Net sales to Wholesale customers increased by 41.8% to $60.4 million from $42.6 million for Third Quarter 1996 over Third Quarter 1995. This increase related primarily to greater sales to the Company's existing wholesale customers resulting from increased unit shipments due to (i) the introduction of new products, including the initial shipments of Tekware and the broadening of the equipment and outerwear lines, (ii) continued strong sales of existing products, and (iii) the opening of 39 concept shops during the first nine months of 1996.

          Net sales from Company-operated retail stores increased by 3.9% to $7.8 million from $7.5 million for Third Quarter 1996 over Third Quarter 1995. This increase related primarily to the opening of one new retail store in October 1995 and one outlet in July 1996. On a comparable store basis, sales declined by 18% reflecting the Company's decision to take lower discounts in full line retail stores during the August end of the season sale.

          GROSS PROFIT. Gross profit as a percentage of sales for Third Quarter 1996 was 45.1% compared to 45.4% for Third Quarter 1995. The lower margin relates primarily to mix of sales during the quarter.

          OPERATING EXPENSES. Operating expenses increased by 23.8% to $17.7 million from $14.3 million for Third Quarter 1996 over Third Quarter 1995, however, decreased as a percentage of net sales to 25.9% for Third Quarter 1996 from 28.5% for Third Quarter 1995 as a result of a lower growth rate in operating expenses than in sales.

          INTEREST EXPENSE. Interest expense decreased to $.9 million from $1.5 million for Third Quarter 1996 compared to Third Quarter 1995 primarily as a result of the use of proceeds from the Company's initial public offering to pay down debt, offset in part by higher levels of debt incurred to finance working capital growth.

          PROVISION FOR INCOME TAXES. Provision for income taxes as a percent of pre-tax income was approximately 39.0% for Third Quarter 1996 compared to 37.9% for Third Quarter 1995. This increase relates to the mix of the Company's pre-tax earnings between the U.S. and the United Kingdom which have different tax rates.

          EXTRAORDINARY LOSS. In July 1996 the Company restructured its credit facility and its subordinated debt and recorded a non-cash extraordinary loss of $863,000, net of tax benefit of $575,000, representing the write-off of deferred debt issuance costs.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995

          NET SALES. Net sales increased by 30.9% to $121.6 million from $92.9 million for the nine months ended September 30, 1996 (the "First Nine Months 1996") compared to the nine months ended September 30, 1995 (the "First Nine Months 1995").

          Net sales to wholesale customers increased by 43.4% to $100.4 million from $70.1 million for First Nine Months 1996 compared to First Nine Months 1995. This increase related primarily to increased unit shipments to the Company's existing wholesale customers resulting from (i) the introduction of new products, including the initial shipments of Tekware, (ii) continued strong sales of existing products, (iii) better service to its wholesale customers,
(iv) a more targeted advertising and marketing campaign, and (v) the opening of 39 concept shops in the first nine months of 1996.

          Company-operated retail sales increased by 11.4% to $21.0 million from $18.9 million for First Nine Months 1996 compared to First Nine Months 1995. This increase was attributable to comparable store sales increases of 2.3% as well the opening of one new retail store in October 1995 and one outlet in July 1996. In addition, the Company closed two outlets in mid 1995.

          Government sales decreased by 95.8% to $0.2 million from $4.0 million for First Nine Months 1996 compared to First Nine Months 1995. This decrease was due to the timing of government tent shipments under a contract which was completed in 1995.

          GROSS PROFIT. Gross profit as a percentage of sales for First Nine Months 1996 was 43.2% compared to 44.1% for First Nine Months 1995. Gross profit for net sales to wholesale customers for First Nine Months 1996 was 41.2% compared to 42.6% for First Nine Months 1995. The lower margin for sales to wholesale customers relates primarily to lower initial margin on the introduction of the Company's new Tekware line. Company-operated retail gross profit was 52.6% for the First Nine Months 1996 compared to 50.1% for the First Nine Months 1995. The higher retail margin relates primarily to lower volumes in First Nine Months 1996 of discounted merchandise.

          OPERATING EXPENSES. Operating expenses include selling, marketing and general and administrative expenses. Operating expenses increased by 28.8% to $41.9 million from $32.5 million for First Nine Months 1996 compared to First Nine Months 1995, primarily as a result of increases in variable and fixed costs to support the growth of the Company's business and the expansion of the merchandising department to launch the Summit Shops program, as well as operating costs associated with the operation of a new retail store and outlet. Operating expenses decreased slightly as a percentage of net sales to 34.4% for First Nine Months 1996 from 35.0% for First Nine Months 1995, as a result of a lower growth rate in operating expenses than in sales.

          INTEREST EXPENSE. Interest expense decreased to $3.8 million from $3.9 million for First Nine Months 1996 compared to First Nine Months 1995 primarily as a result of the use of proceeds from the Company's initial public offering to pay down debt, offset by higher levels of debt incurred to finance working capital growth

          PROVISION FOR INCOME TAXES. Provision for income taxes as a percent of pre-tax income was approximately 38.5% for First Nine Months 1996 compared to 37.4% for First Nine Months 1995. This increase relates to the mix of the Company's pre-tax earnings between the U.S. and the United Kingdom which have different tax rates.

          EXTRAORDINARY LOSS. In July 1996 the Company restructured its credit facility and its subordinated debt and recorded a non-cash extraordinary loss of $863,000, net of tax benefit of $575,000, representing the write-off of deferred debt issuance costs.


LIQUIDITY AND CAPITAL RESOURCES

          Since June 7, 1994, the Company has satisfied its cash requirements through borrowings under its revolving credit facility, term note debt and proceeds from the initial public offering. Its primary uses of cash have been to purchase merchandise inventories, finance growth of the Company's accounts receivable, upgrade the Company's management information systems and open one retail store and one outlet. During the nine months ended September 30, 1996 and the year ended December 31, 1995, the Company used approximately
$33.9 million and $2.8 million, respectively, for operations, primarily due to increased levels of inventory and accounts receivable. Historically, the Company's ability to maintain adequate levels of inventory was constrained by its capital resources. In March 1995, the Company obtained an increase in its Credit facility. As a result, the Company increased its levels of inventory in order to better enable it to meet reorder demand in key products. The Company anticipates that inventory levels will continue to increase as the Company expands its business and implements its core inventory replenishment program. Such inventory increases are expected to be financed by borrowings under its credit facility. The increased inventories resulting from this core inventory replenishment program may result in increased excess inventory and material, increased markdowns and lower margins.

          The revolving line of credit and term note debt are part of a combined credit facility (collectively, the "Credit Facility"). The Company's Credit Facility provides for borrowings up to $60.0 million under its revolving line of credit with actual borrowings limited to available collateral (approximately $33.0 million of gross availability as of September 30, 1996) and for up to $5.0 million under a term note for capital expenditures (approximately $3.9 million of remaining availability as of September 30, 1996) from Heller Financial, Inc. and two banks. The Credit Facility provides a sub-limit for letters of credit of up to $15.0 million to finance the Company's foreign purchases of merchandise inventories. As of September 30, 1996, the Company had approximately $2.4 million of letters of credit outstanding under the Credit Facility. The Credit Facility contains certain financial covenants that require the Company to maintain a specified minimum tangible net worth and interest coverage and leverage ratios, limit capital expenditures and restrict the Company's ability to incur additional indebtedness and pay cash dividends on its capital stock. The Company was in compliance with these covenants as of September 30, 1996.

          In July 1996, the Company sold 2,823,611 shares of its Common Stock in the Company's initial public offering of shares of Common Stock registered on Form S-1 with the Securities and Exchange Commission (of which 2,600,000 shares were initially sold to the underwriters on July 8, 1996 and 223,611 shares were sold on July 17, 1996, pursuant to the over allotment option granted to the underwriters). These shares were sold at a price of $14.00 per share yielding net proceeds of approximately $35.1 million after deducting underwriting discounts of $2.8 million and expenses of $1.7 million related to the offering. The proceeds were used to repay certain portions of the Company's Credit Facility and of the Company's subordinated indebtedness. Upon the completion of the offering, the Company restructured the Credit Facility and obtained a reduction in the interest rate, of 1.25% on the revolving and 1.5% on the term note portions of the facility, to Libor plus 1.5%


          On October 28, 1996, the Company filed a Registration Statement on Form S-1 with the Securities and Exchange Commission for the public sale of 2,875,000 shares of common stock, of which 1,000,000 are being offered by the Company and up to 1,875,000 (including up to 375,000 shares subject to the underwriters' over-allotment option) are to be sold by certain selling stockholders. The Company intends to use the net proceeds of this offering to repay approximately $11.5 million outstanding under the revolving line of credit portion of the Credit Facility, $1.1 million outstanding under the term note debt portion of the Credit Facility and $9.4 million of subordinated debt, including accrued interest.


          The Company estimates that its capital expenditures from October 1, 1996 through 1997 will be approximately $13.0 million. This amount will be used principally for investment in Summit Shops, the upgrade of management information systems, the expansion of the Company's administration, distribution and laboratory facilities, and remodel of existing retail stores.

     The Company anticipates that cash generated from the above mentioned offering and from funds available under the Credit Facility will be sufficient to satisfy its cash requirements for at least the next 12 months.



CERTAIN FACTORS

     CHANGING CONSUMER PREFERENCES. Although the Company believes that it has benefitted from changing consumer preferences and increasing consumer interest in outdoor activities and from lifestyle changes that emphasize apparel designed for such activities, there can be no assurance that this belief is correct or that these trends will continue. Any change in these developments or reduction in consumer interest in outdoor sports and physical activities could have a material adverse effect on the Company's results of operations and financial condition. In addition, although the Company believes that its products historically have not been significantly affected by fashion trends, all of the Company's products are subject to changing consumer preferences. Consumer preferences could shift rapidly to other types of outdoor equipment or apparel or away from these types of products altogether. Any such shift could have a material adverse effect on the Company's results of operations and financial condition. Furthermore, there can be no assurance that the introduction of new product categories, such as Tekware-TM-, or new marketing or distribution strategies, such as the sale of the Company's products in retail formats that are new to the Company, will not adversely impact The North Face-Registered Trademark- brand or result in a shift of consumer preferences away from the Company's product lines. The Company's future success depends in part on its ability to anticipate and respond to changes in consumer preferences, and there can be no assurance that the Company will respond in a timely manner to such changes. Failure to anticipate and respond to changing consumer preferences could lead to, among other things, lower sales, excess inventories and lower margins, which would have a material adverse effect on the Company's results of operations and financial condition.

     ABILITY TO ACHIEVE AND MANAGE POTENTIAL FUTURE GROWTH. The Company's future profitability is critically dependent on its ability to achieve and manage potential future growth effectively. There can be no assurance that the Company will be successful in increasing net sales in the future or that the rate of period-to-period net sales growth, if any, will not decline. Prior to January 1993, the Company's operational, financial and management systems were relatively weak. Since that date, the Company implemented certain new controls in operational, financial and management information systems. In addition, in order to manage currently anticipated levels of future demand, the Company will be required to (i) improve its management information systems and controls, including inventory management, (ii) expand its distribution capabilities and (iii) attract and retain qualified personnel, including middle management. In the third quarter of 1996, the Company began the implementation of its Summit Shop program, and the company intends to open a substantial number of Summit Shops in the near future. The implementation of this program will place significant strains on the Company's management information systems and controls. The Company currently anticipates spending approximately $2.0 to $3.0 million through the end of 1997 to upgrade its management information systems. There can be no assurance that any upgrades of its management information systems will be completed in a timely manner, that any such upgrades will be adequate to meet the needs of the Company or that these upgrades will not strain the Company's financial resources. Any disruption or slowdown in the Company's order processing or fulfillment systems could cause orders to be shipped late. Retailers may cancel orders or refuse to receive goods on account of late shipments which would result in a reduction of net sales and could mean increased administrative and shipping costs. If the Company's operations were to continue to grow, of which there can be no assurance, there could be increasing strain on the Company's management, financial, product design, marketing, distribution and other resources, and the Company may experience serious operating difficulties, including difficulties in hiring, training and managing an increasing number of employees, difficulties in obtaining sufficient materials and manufacturing capacity to produce its products, problems in upgrading its management information systems and delays in production and shipments. There can be no assurance that the Company will be able to manage future growth effectively. Any failure to manage growth effectively could have a material adverse effect on the Company's results of operations and financial condition.

     DEPENDENCE ON NEW PRODUCTS. The Company's continued growth and success depend in large part on its ability to successfully develop and introduce new products that are perceived to represent an improvement in performance or value compared to products available in the marketplace. Failure to regularly develop and introduce new products successfully could materially and adversely impact the Company's future growth and profitability. In addition, the Company intends to introduce certain new products, such as its recently introduced Tekware product line, that may represent a significant shift in concept, design and intended use from its traditional products. These products, which are targeted more towards the recreational segment of the market, may have short life cycles, thereby requiring more frequent product introductions than the Company's traditional product lines. Furthermore, these products and the introduction of more moderately priced products may dilute the Company's image as a leading supplier of technologically superior products and lead to a reduced demand for its existing products.

     IMPLEMENTATION OF SUMMIT SHOP STRATEGY. In the third quarter of 1996, there were 25 "Summit Shops," year-round concept shops dedicated to The North Face-Registered Trademark- products opened within certain of the Company's wholesale customers, and the Company expects that an additional 100 Summit Shops will be opened through the end of 1997. However, there can be no assurance that additional Summit Shops will be opened in a timely manner, if at all, or, if opened, that their performance will meet the Company's expectations. The Company's ability to implement this expansion program successfully will depend on a number of factors, including the Company's ability to identify qualified and interested specialty retailers, to design and monitor the performance of such shops, to maintain the freshness of the merchandise in Summit Shops and to successfully implement its core inventory replenishment program. As part of its Summit Shop program, The North Face has agreed to replenish its core product inventory in each Summit Shop on a timely basis. This will require the Company to arrange for the materials and production for certain products throughout the year in order to meet forecasted and actual demand, a procedure that is substantially different from the Company's current primarily two season production cycle. In addition, in order to properly replenish the Summit Shops, the Company will be required to maintain higher inventory levels than it has maintained historically. There can be no assurance that the Company will be able to efficiently source merchandise for the Summit Shops on a cost-effective basis or that such merchandise will be available on a timely basis. While the Company expects that an average 550 square foot Summit Shop will require a total investment for furniture and fixtures of approximately $35,000, all or a substantial majority of which will be provided by the Company, there can be no assurance that Summit Shops will not require substantially more total capital investment. In addition, the Company believes that the success of its Summit Shop program is highly dependent on market acceptance of its recently introduced Tekware-TM- line of products. Failure to successfully implement its Summit Shop program could result in significant write-offs of inventory and fixtures and have a material adverse effect on the Company's results of operations and financial condition.

     INTRODUCTION AND ACCEPTANCE OF TEKWARE-TM-. In 1996, The North Face introduced a new line of synthetic outdoor apparel, called "Tekware-TM-." The Company's projected future growth is dependent in large part on consumer acceptance of its Tekware product line. In addition, the Company has recently hired several highly experienced executives to support the production, merchandising and promotion of its Tekware products. The Company's limited experience with marketing casual apparel could materially and adversely affect its ability to introduce Tekware successfully or to develop the Tekware product line. Because the Company selectively distributes its products to specialty retailers, the availability of Tekware will be significantly limited as compared to the availability of other casual apparel, thereby causing Tekware to receive reduced exposure to consumers, which may adversely impact the acceptance of Tekware in the casual apparel market. In addition, because Tekware is produced from synthetic materials, it may not appeal to those consumers who prefer to purchase apparel made from cotton or other natural fabrics, further limiting the potential consumer acceptance of the Tekware products.

     RELIANCE ON UNAFFILIATED MANUFACTURERS. The Company currently relies on approximately 50 unaffiliated manufacturers to produce substantially all of its products, with ten of such manufacturers producing approximately 75% of the Company's products in 1996. The Company has no long-term contracts with its manufacturing sources, and it competes with other companies for production facilities and import quota capacity. In the event any of the Company's key manufacturers were unable or unwilling to continue to manufacture the Company's products, the Company would have to rely on other current manufacturing sources or identify and qualify new unaffiliated manufacturers. In such event, there can be no assurance that the Company would be able to qualify such manufacturers for existing or new products in a timely manner or that such manufacturers would allocate sufficient capacity to the Company in order to meet its requirements. Any significant delay in the Company's ability to obtain adequate supplies of its products from its current or alternative sources, would materially and adversely affect the Company's business and results of operations. Although the Company believes that it has good relationships with its unaffiliated manufacturers and maintains good control with respect to product specifications and quality, there can be no assurance that these manufacturers will continue to produce products that are consistent with the Company's standards. In this regard, the Company has occasionally received, and may in the future continue to receive, shipments of product from unaffiliated manufacturers that fail to conform to the Company's quality control standards. In such event, unless the Company is able to obtain replacement products in a timely manner, the Company risks the loss of revenue resulting from the sale of such products and related increased administrative and shipping costs. The failure of any key unaffiliated manufacturer to supply products that conform to the Company's standards could materially and adversely affect the Company's results of operations and its reputation in the marketplace. Although the Company believes that it has good relationships with its principal manufacturing sources, the Company's future success is substantially dependent upon its ability to maintain such relationships. If the Company experiences significant increased demand, which cannot be assured, or if an existing unaffiliated manufacturer needs to be replaced, the Company will need to significantly expand its manufacturing capacity, both from current and new manufacturing sources. There can be no assurance that such additional manufacturing capacity will be available when required on terms that are acceptable to the Company.

     In the past, the Company and its wholesale customers have been unable to maximize sales of the Company's products due to the Company's inability to accurately forecast reorder demand for certain of its products. Beginning in October 1996, the Company initiated a core inventory replenishment program in which significantly increased amounts of its finished core products will be inventoried for more efficient reorder and certain of its unaffiliated manufacturers will increase their materials inventories in order to manufacture products more rapidly. There can be no assurance that the Company will be able to successfully implement this program to meet its future reorder requirements. The increased inventories resulting from this core inventory replenishment program may result in increased excess inventory and material, increased markdowns and lower margins.

     SEASONALITY AND QUARTERLY FLUCTUATIONS. The Company's business is subject to significant seasonal and quarterly fluctuations. The Company's results of operations may fluctuate from quarter to quarter as a result of, among other things, the amount and timing of shipments to wholesale customers, the timing and magnitude of discounts in retail stores, government shipments, advertising and marketing expenditures, increases in the number of employees and overhead to support growth and store opening costs. Historically, the Company has realized substantially all of its profits in the third quarter and has recognized losses during the first and second quarters of each year. The Company anticipates that it will continue to incur net losses during each of the first and second quarters for the foreseeable future.

     The Company in the past has shipped tents to the United States Marine Corps (the "Marine Corps") for housing troops. These shipments have resulted in significant quarterly fluctuations in net sales, particularly during the first and second quarters when net sales have historically been lower. For example, the Company received $2.3 million and $1.7 million from the shipment of tents to the Marine Corps in the first and second quarters of 1995, respectively, but shipped no tents to the Marine Corps in the first or second quarters of 1996, resulting in fluctuations that make period-to-period comparisons for these quarters less meaningful. In September 1996, the Company received a new tent contract from the Marine Corps totaling approximately $0.9 million with two options for an additional $0.9 million each. The Company expects shipments to commence under this contract in 1997.

     Furthermore, the Company expects its overall gross margins to decline in the near term because the Company expects its lower margin wholesale business to continue to expand more rapidly than its higher margin retail business. In the event that the Company's operating results in any future quarters fall below the expectations of securities analysts and investors, the trading price of the Company's Common Stock would likely be materially and adversely affected.

     INTERNATIONAL OPERATIONS. The Company recently expanded its operations in Europe and Canada. In addition, the Company imports over half of its merchandise from contract manufacturers located outside of the United States, primarily in the Far East. As a result, the Company's business is subject to the risks generally associated with doing business abroad, such as foreign governmental regulations, foreign consumer preferences, political unrest, disruptions or delays in shipments and changes in economic conditions in countries in which the Company's operations and manufacturing sources are located. These factors, among others, could influence the Company's ability to sell its products in international markets, as well as its ability to manufacture its products or procure certain materials. If any such factors were to render the conduct of business in a particular country undesirable or impractical, there could be a material and adverse effect on the Company's results of operations and financial condition. The Company's sales in Europe and Canada are denominated in the local currencies of the applicable wholesale customer; the Company's inventory purchases from unaffiliated manufacturers in the Far East are denominated in United States dollars. The Company does not engage in forward foreign exchange hedging activities for its Canadian revenues, but, beginning in January 1996, it entered into certain forward foreign exchange hedging activities with respect to its European sales revenues. As a result, unanticipated changes in the value of the United States dollar relative to the value of certain foreign currencies could have a material adverse effect on the Company's results of operations and financial condition. In addition, the Company's business is subject to the risks associated with the imposition of additional United States legislation and regulations relating to the manufacture and importation of foreign manufactured apparel products, including quotas, duties, tariffs, taxes and other charges or restrictions on imported apparel. The Company cannot predict whether additional United States quotas, duties, tariffs, taxes or other charges or restrictions will be imposed upon the importation of its products in the future, or what effect any such actions would have on its business, financial condition and results of operations. A significant portion of the Company's products is produced in China. From time to time, the U.S. government has considered imposing punitive tariffs on certain exports from China, primarily apparel. There can be no assurance that these sanctions, if implemented, would not have a material adverse effect on the Company's results of operations and financial condition.

     ECONOMIC CYCLICALITY; WEATHER. Sales of outerwear, outdoor equipment and skiwear products historically have been subject to substantial cyclical fluctuation, with purchases of these products tending to decline during periods of recession in the general economy or uncertainty regarding future economic prospects that affect consumer spending habits, particularly on discretionary items. This cyclicality and any related fluctuation in consumer demand could have a material adverse effect on the Company's results of operations and financial condition. In addition, various retailers, including some of the Company's customers, have experienced financial difficulties during the past several years, thereby increasing the risk that such retailers may not pay for the Company's products in a timely manner, if at all.

     Sales of certain of the Company's products are dependent upon the weather and such sales may decline in years in which weather conditions, such as the lack of snow, do not favor the use of the Company's products. Sustained periods of unseasonable weather conditions could have a material adverse effect on the Company's results of operations and financial condition.

     COMPETITION. The markets for the Company's products are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although the Company believes that it does not compete directly with any single company with respect to its entire range of products, within each product category the Company has significant competitors. In addition, the Company has recently begun experiencing increased competition from major brand name apparel companies who are attempting to duplicate the Company's styles, particularly in the area of functional sportswear. These competitors are larger and have significantly greater financial, marketing and other resources than the Company. While the Company believes that it has been able to compete successfully because of its brand image and recognition, the broad range and quality of its products, and its selective distribution and customer service policies, including the lifetime warranty that its products carry, there can be no assurance that the Company will be able to maintain or increase its market share in the future. The failure of the Company to compete successfully would materially and adversely affect the Company's business and results of operations.

     DEPENDENCE ON KEY PERSONNEL; NEW MANAGEMENT. In recent years, the Company has made significant changes in its executive officers and management team. Eight of the Company's nine officers have joined the Company or its predecessor since the beginning of 1993, including the Company's vice president of information services, who joined the Company in September 1996 and the Company's vice presidents of merchandising, marketing and retail, each of whom joined the Company between January and April 1996. These new senior personnel, among others, have extensive national retail and wholesale experience and have effected certain product development, merchandising, marketing and operational strategy changes. There can be no assurance that the Company will successfully assimilate these new executives and make these strategic modifications to certain of its past operating policies in a timely and efficient manner. Furthermore, the continued success of the Company is largely dependent on the personal efforts and abilities of its senior management and certain other key personnel and on the Company's ability to retain current management and to attract and retain qualified personnel in the future. The loss of certain key employees or the Company's inability to retain other qualified employees could have a material adverse effect on the Company's results of operations and financial condition. The Company has not obtained and does not expect to obtain key man life insurance on any of its senior management team.

     NEED FOR ADDITIONAL CAPITAL. Various elements of the Company's business and growth strategies, including its plans to broaden existing product lines and introduce new products, its Summit Shop program and its plans to maintain higher inventory levels, will require additional capital. There can be no assurance that funds will be available to the Company on terms satisfactory to the Company when needed. To the extent that the Company raises additional equity capital, it could have a dilutive effect on existing stockholders.

     DEPENDENCE ON KEY SUPPLIERS OF MATERIALS. Certain of the materials used to manufacture the Company's products are available from a single or limited number of independent suppliers, and there can be no assurance that there will not be a significant disruption in the supply of these materials from current sources or, in the event of such disruption, that the Company would be able to locate alternative suppliers of materials of comparable quality at an acceptable price. To the extent that delays in deliveries of materials from suppliers cause delays in shipments of products manufactured from these materials, the Company's wholesale customers may request delays in delivery to them of complementary products. Although the Company believes that there are alternative suppliers of materials necessary to manufacture its products, these materials may not be of comparable quality or may not be perceived by consumers to be of comparable quality. As a result, the use of alternative materials may adversely affect the Company's reputation for high-quality products. In addition, although certain of the Company's materials suppliers currently bear a portion of the cost of research and development of key materials used in the Company's products and help defray the cost of advertising products that incorporate such materials, there can be no assurance that such suppliers will continue such arrangements or that other suppliers will make similar arrangements in the future. Any significant reduction by the Company's suppliers of their research and development activities or co-op advertising arrangements would adversely affect the Company's results of operations.

     DEPENDENCE ON TRADEMARKS. The Company uses a number of trademarks, certain of which the Company has registered with the United States Patent and Trademark Office and in certain foreign countries. The Company believes that its registered and common law trademarks have significant value and that some of its trademarks are instrumental to its ability to create and sustain demand for and market its products. The Company believes that there are no currently pending challenges to the use or registration of any of the Company's registered trademarks. There can be no assurance, however, that the Company's trademarks do not or will not violate the proprietary rights of others, that they would be upheld if challenged or that the Company would, in such an event, not be prevented from using its trademarks, any of which could have a material adverse effect on the Company and its business. In addition, the Company could incur substantial costs to defend legal actions taken against it relating to the Company's use of trademarks, which could have a material adverse effect on the Company's results of operations and financial condition.

     The Company uses various trademarks owned by other companies in the promotion, distribution and sale of its products. It uses these trademarks with the knowledge and, it believes, the approval of such companies and, in only one case, pursuant to a licensing agreement. There can be no assurance that the Company will be able to continue to use these trademarks or that the licensing agreement will be renewed. In the event that the Company is unable to use the trademarks of other companies in the future, such an occurrence could adversely affect the Company's results of operations.

     From time to time, the Company discovers products in the marketplace that are counterfeit reproductions of the Company's products or that otherwise infringe upon trademark rights held by the Company. If the Company is unsuccessful in challenging a third party's products on the basis of trademark infringement, continued sales of such product by that or any other third party could adversely impact The North Face-Registered
Trademark- brand, result in the shift of consumer preferences away from the Company and generally have a material adverse effect on the Company's results of operations and financial condition.

     PRODUCT LIABILITY RISK; WARRANTY EXPOSURE. The Company's products are used in mountain climbing, polar exploration and other inherently dangerous outdoor activities, sometimes in severe or extreme weather conditions. Purchasers of the Company's products rely on the design, integrity and durability of such products. However, there can be no assurance that the Company's products will not fail to perform properly. In August 1996, the Company signed a letter of intent with respect to its proposed acquisition of A5 Adventures, Inc. ("A5"), a manufacturer of specialized climbing equipment. Because of the nature of this equipment, there can be no assurance that A5 or the Company will not be subject to increased product liability claims resulting from the past or future sale of A5 equipment. The Company maintains product liability insurance. However, there can be no assurance that its insurance will be adequate to insure future product liability, and there can be no assurance that the Company will be able to maintain such insurance coverage or maintain additional coverage in the future on acceptable forms. Although the Company has not experienced any significant losses as a result of product recalls or product liability claims to date, there can be no assurance that the Company will not incur liabilities for product recalls or product liability claims that could have a material adverse effect on the Company's results of operations and financial condition.

     Substantially all of the Company's products carry a lifetime warranty for defects in quality and workmanship. The Company maintains a warranty reserve for future warranty claims, but there can be no assurance that the actual costs of servicing future warranty claims will not significantly exceed such reserve, which could materially and adversely affect the Company's results of operations and financial condition.

     CONTROL BY EXISTING STOCKHOLDERS; ANTI-TAKEOVER DEVICES. Upon the consummation of this offering, the Company's directors, officers and affiliates will beneficially own approximately 46.1% of the issued and outstanding shares of Common Stock. Although there are no agreements among such stockholders, if they were to act in concert, they would be able to significantly affect the election of the Company's directors and the outcome of voting relating to increases in the Company's authorized capital stock, the merger or sale of the assets of the Company, or other fundamental corporate transactions requiring stockholder approval.

     Certain provisions of the Restated Certificate of Incorporation (the "Charter") and by-laws (the "By-laws") of the Company may be deemed to have anti-takeover effects and may delay, deter or prevent a change in control of the Company that a stockholder might consider in his/her best interest. These provisions (i) classify the Company's Board of Directors into three classes, each of which will serve for overlapping three-year periods; (ii) provide that only the Board of Directors or certain members thereof or officers of the Company may call special meetings of the stockholders; (iii) eliminate the ability of stockholders to take any action without a meeting; (iv) establish certain advance notice procedures for nomination of candidates for election as directors and for stockholder proposals to be considered at stockholders meetings; and (v) authorize the issuance of "blank check" preferred stock having such designations, rights and preferences as may be determined from time to time by the Board of Directors.

                          PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

     The Company has settled a lawsuit, last reported in its Form 10-Q filed on August 14, 1996, which had been scheduled for retrial and concerned alleged wrongful termination of a sales representative. Such settlement had no material
effect on the Company's results of operations or financial condition.   The case
was formally dismissed on October 2, 1996.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits

                    (3) Amended and Restated Certificate of Incorporation of The North Face, Inc., as filed with the Secretary of State of the State of Delaware on July 8, 1996 (incorporated by reference to
                              Exhibit 3.1 filed with the Registration Statement on Form S-1 filed by The North Face, Inc. with the Securities and Exchange Commission on October 28, 1996).

                    (10) TNF Holdings Company, Inc. (a Delaware corporation which changed its name to The North Face, Inc. on June 8, 1994) 1994 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 10.9 filed with the Registration Statement on Form S-1 filed by The North Face, Inc. with the Securities and Exchange Commission on October 28, 1996).

                    (11)      Computation of Per Share Earnings

                    (27)      Financial Data Schedule

           (b)      Reports on Form 8-K

                    No reports on Form 8-K were filed by the Company during the three-month period ended September 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE NORTH FACE, INC.
                                            (REGISTRANT)



     Dated: October 28, 1996            By:     /s/  Marsden S. Cason
                                            ---------------------------------
                                            Marsden S. Cason
                                            Chief Executive Officer


     Dated: October 28, 1996            By:     /s/  Roxanna Prahser
                                            ---------------------------------
                                            Roxanna Prahser
                                            Chief Financial Officer
                                            (Principal Financial and Accounting
                                            Officer of the Registrant)

                        INDEX OF EXHIBITS


The following exhibits are included herein:

11.1      Computation Of Net Income Per Share

27.1      Financial Data Schedule