Form 10-K
period 1996-12-31
NORTH FACE INC
filed 1997-03-28
CIK 1013749

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28596

                               THE NORTH FACE, INC.
             (Exact name of registrant as specified in its charter)

     DELAWARE                                               94-3204082
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)

2013 Farallon Drive, San Leandro, California                  94577
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code: (510)618-3500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $.0025 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K. [   ]

     On March 17, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates was $104,386,599.

     As of March 17, 1997, the number of shares of the registrant's Common Stock outstanding was 11,204,865.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's Annual Report to stockholders for the fiscal year ended December 31, 1996, are incorporated by reference in Parts I, II and IV of this report, and portions of the registrant's definitive Proxy Statement for the Annual Meeting of stockholders scheduled for May 13, 1997, are incorporated by reference in Part III of this report.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

The North Face, Inc., a Delaware corporation, together with its consolidated subsidiaries (the "Company"), designs and distributes technically sophisticated outerwear, skiwear, functional sportswear, tents, sleeping bags and backpacks, all under The North Face-Registered Trademark- name. The Company believes that The North Face-Registered Trademark- is the world's premier brand of high-performance outdoor apparel and equipment.

In 1994, the Company acquired substantially all of the assets and assumed certain liabilities of its predecessor, The North Face, a California corporation, in a transaction approved by a bankruptcy court administering the bankruptcy proceedings commenced in January 1993 by the predecessor's parent company Odyssey Holding, Inc. and certain corporate affiliates of Odyssey. The Company was formed for the purpose of owning and operating the predecessor's former business. Marsden S. Cason, Chairman and a director of the Company, and William N. Simon, Chief Executive Officer, President and a director of the Company, served as officers and directors of the predecessor and certain corporate affiliates of the predecessor. See the biographical information for these two individuals under "Executive Officers of The North Face, Inc." in this Item 1 of Part I of this report.

Certain statements in this report marked with an asterisk (*) are forward looking, and actual results may differ materially from the results expected by the Company. The Company's future growth and operating results may be adversely affected by a number of factors, including those set forth under "Factors That May Affect Our Business" and elsewhere below in Item 1 of this report. There may also be important, unforeseen risks not described herein.

Portions of the Company's 1996 Annual Report to its stockholders for the fiscal year ended December 31, 1996 (the "1996 Annual Report") are incorporated herein by certain references below and included as Exhibit 13 to this report.

INDUSTRY OVERVIEW

Technical outdoor apparel and equipment historically have been used primarily by professional climbers and serious outdoor enthusiasts. In recent years, these products have become increasingly popular among a broader group of consumers. The Company believes that this growth has been the result primarily of (i) an increase in outdoor recreational activities by the general population, (ii) a growing demand for highly functional products, (iii) a growing acceptance of outdoor apparel as casual wear and (iv) an increase in the technical sophistication of products in this field.

PRODUCTS

The Company offers a broad range of high-performance, technically-oriented outerwear, skiwear, outdoor equipment and functional sportswear ("Tekware") designed for extreme applications, such as high altitude mountaineering, ice climbing, rock climbing, backpacking, skiing and snowboarding. The Company characterizes its apparel-related products as "equipment for the body." As a result of the experience gained through over 30 years as the brand of choice for many of the world's most challenging high altitude and polar expeditions, The North Face-Registered Trademark- has achieved a unique level of authenticity. The North Face-Registered Trademark- products are original designs and carry a lifetime warranty for the original owner against defects in materials and workmanship. In 1995, sales of outerwear, equipment, skiwear and other products represented approximately 50%, 25%, 14% and 11%, respectively, of net sales. In 1996, sales of outerwear, equipment, skiwear, Tekware and other products represented approximately 52%, 25%, 12%, 7% and 4%, respectively, of net sales.

The Company's goal is to offer the most technically advanced products in its field and to establish the industry standard in each product category.* The Company designs its leading edge products for extreme applications, such as high altitude mountaineering, ice climbing and polar expeditions, which it believes represents only a small fraction of its potential customers. These leading edge products serve to reinforce The North Face-Registered Trademark- brand image while appealing to non-extreme users. The Company also strives to offer products at more moderate price-points that remain "best of class" by incorporating many of the features, materials and technology used in its leading edge designs.* The Company believes that this product design philosophy enhances The North Face-Registered Trademark- brand while appealing to the broader consumer market.

OUTERWEAR

The Company's outerwear is engineered to provide protection in cold, wet and windy conditions and to accommodate the range of motion required for the most extreme activities. It is designed to adapt to varying conditions and situations, taking into account the unpredictability of the weather and the fact that some outdoor activities alternate between periods of extreme exertion and total rest, requiring a proper balance between ventilation and insulation. Each year, the Company enhances its outerwear lines by adding new products and design innovations.* Overall, the Company introduced 108 new outerwear products for 1997. The Company now offers four principal lines of outerwear and a line of Technical Apparel Accessories.

EXPEDITION SYSTEM-Registered Trademark- is an advanced, integrated cold weather clothing system in which several pieces (including full body suits, pants, jackets, vests, anoraks and accessories) work together in layers to create warmth, protection and safety. Since 1994, the Company has significantly expanded the Expedition System-Registered Trademark- product line by creating new families of products around existing products, such as the Mountain Light and Denali fleece families, adding new product segments, such as the Himalayan and Kichatna Series, significantly upgrading and restyling existing products, such as the Nuptse Series, and adding products specifically designed for women.

WEATHER SYSTEMS is a collection of four distinct series of outerwear designed to provide protection in wet and windy conditions, while maintaining comfort throughout variations of season, temperature, moisture and wind, and over a wide range of activities. For example, the Hydrenaline-TM- Series, introduced in 1994, is a technically advanced line of shell outerwear based on a proprietary microfiber fabric, Hydrenaline-TM- , that combines features of breathability and water resistance and is ideal for hiking, running, mountain biking, cross country skiing and other aerobic outdoor activities.

SEARCH AND RESCUE-TM- introduced a new concept to the outdoor industry. This collection of one piece suits, shells and fleece is designed to support and protect mountain search and rescue teams in extreme weather conditions. Although intended for search and rescue experts, several pieces within the collection are expected to appeal to consumers who desire its protective attributes for less extreme outdoor activities.

REMOTE TERRAIN GEAR ("RTG") was created for backcountry snowboarding and combines elements of the Company's Expedition System with unique snowboarding features to create products such as pants that are cut in the seated snowboarding position. Unlike most snowboarding clothing which caters to the fashion tastes of snowboarders, the highly functional RTG is expected to appeal to a performance-oriented snowboarding market.

TECHNICAL APPAREL ACCESSORIES includes a wide range of high-performance thermal underwear, head wear, gloves and mittens which have been tested extensively throughout the world in extreme conditions. This collection was expanded significantly in 1996 with the introduction of nine new products.

TEKWARE-TM-

In 1996, the Company entered the broader casual apparel market with its introduction of Tekware,-TM- an innovative line of high-performance outdoor apparel made from a new generation of synthetic fabrics and developed in collaboration with E.I. DuPont de Nemours & Co. ("DuPont") and other companies. Tekware is offered in three lines, Climbing, Training and Trekking, each with styles for men and women. Each line features a broad collection of pants, shorts, shirts, pullovers, vests, tank tops and tights, each in several styles. Tekware is designed for serious outdoor pursuits and is especially functional for everyday use. The Company currently offers 101 Tekware products
for Spring 1997 and is offering 111 Tekware products for Fall 1997.*   Preseason
orders for Tekware for the 1997 Spring season increased more than 165% over the 1996 Spring season.

ADVANTAGES OF TEKWARE-TM- OVER COTTON CLOTHING

Features                                          Tekware      Cotton
--------                                          -------      ------
Quick Drying                                        /X/
Abrasion Resistant                                  /X/
Shrink Resistant                                    /X/
Tear Resistant                                      /X/
Fade Resistant                                      /X/
Stain Resistant                                     /X/
Mildew Resistant                                    /X/

Tekware provides an effective complement to the Company's other product offerings and will continue to be prominently featured in the Summit Shops.*
The Company believes Tekware will be very appealing to wholesale customers and will increase the amount of selling space devoted to The North Face-Registered Trademark- products.* The Company believes Tekware's broad, year-round product line and consistent new product introductions will help create sustained consumer interest in The North Face-Registered Trademark- brand.* In addition, unlike some of the Company's other product categories, Tekware has the potential to become a repeat or "replenishment" business as consumers purchase new sportswear to complement or replenish their existing wardrobes.*

EQUIPMENT

Equipment is critical to The North Face-Registered Trademark- image and reputation and plays an extremely important role in its research and development, field testing and marketing activities. The Company offers four comprehensive lines of technical outdoor equipment: tents, sleeping bags, backpacks and accessories. The Company has increased its equipment sales over the last two years by introducing new products and refining existing products. The Company has introduced 64 new equipment products for 1997.

TENTS. The Company is regarded as the premier supplier of expedition tents built to withstand extreme weather conditions. The Company currently offers an extensive line of 22 tent models, designed to suit a wide variety of weather conditions and applications. The Company offers 9 expedition-quality tents, including models such as the VE-25, long renowned as the world's finest base camp tent, and the Mountain Tent, rated by CLIMBING MAGAZINE in 1995 as the best two-person expedition tent. The Company's best selling tents are its three-season and recreational tents that also offer superior features and are used by a wide range of consumers for backpacking and camping.

SLEEPING BAGS. The Company offers 41 models of sleeping bags for mountaineering and backpacking that differ in insulations, shell fabrics and linings. The Company offers 16 models in its goose down line and 25 models in its synthetic insulated line of sleeping bags to provide comfort in temperatures ranging from -35 F to 40 F. During 1995 and 1996, the Company introduced several innovations in fabrics, insulation and construction of both its goose down and synthetic insulated lines. For Fall 1996, the Company introduced synthetic sleeping bags made from Polarguard 3D, a high-performance product developed by Hoechst Corporation ("Hoechst"), in close collaboration with the Company.

BACKPACKS. The Company offers a comprehensive line of backpacks grouped into three categories: (i) large volume, internal frame packs for extended backcountry trips; (ii) "tech packs" for sport specific activities and (iii) day packs. The large volume, internal frame pack category consists of three different lines based on differing load carrying efficiencies. These packs are made in a range of torso lengths and in sizes to fit both men and women. The "tech pack" line consists of 15 models of sport specific packs designed with the participation of the Company teams of climbers, explorers and extreme skiers for specific activities, such as high altitude climbing, ice climbing, rock climbing, backcountry skiing and snowboarding. During 1996, the Company introduced new lines of daypacks, lumbar packs and cargo bags providing an opportunity for a wide audience of hikers, students and the general public to own a The North Face-Registered Trademark- product at a more moderate price. For 1997, the Company has introduced 45 new products in the categories of backpacks, "tech packs," day packs, cargo bags and pack accessories.

SKIWEAR

The Company offers skiwear designed for extreme skiing in remote areas. While the Company's skiwear is designed for extreme users, it has become increasingly popular among recreational skiers. The North Face-Registered Trademark- skiwear products include parkas, jackets, anoraks, ski pants, ski suits, gloves and other accessories. The Company's six skiwear collections -- Heli, Steep Tech-Registered Trademark-, Men's Extreme-Registered Trademark- Gear, Women's Extreme-Registered Trademark- Gear, Men's Extreme-Registered Trademark- Light and Women's Extreme-Registered Trademark- Light -- have been designed for specific applications, including helicopter skiing and backcountry skiing. The Company's skiwear offers highly technical features for optimal weather protection, maximum freedom of movement and appropriate ventilation, including the use of tough, abrasion-resistant fabrics, such as Kevlar, that are strategically overlaid or inset for added protection in areas of excessive wear and tear, such as shoulders and elbows. The Company's skiwear collections are reviewed annually and are redesigned, as appropriate, to add innovative features.* For 1997, the Company has introduced 59 new skiwear products.

PRODUCT DESIGN AND DEVELOPMENT

The Company's goal is to offer the most technically advanced products in the world that establish the industry standard in each of the Company's product categories.* To remain on the leading edge of product design and materials technology, the Company continually evaluates trends, monitors the needs and desires of its consumers and works with its materials suppliers to develop new materials and products and enhance product designs.*

The Company regularly reviews its product lines and actively seeks input from a variety of sources. At the forefront of the product development effort is a 25 -member product development team, which includes experts in textiles and design engineering. This team, which is responsible for overseeing testing of designs and introducing new outerwear, outdoor equipment, skiwear and Tekware, is organized along major product lines, each with a product manager. The product development team works with staff designers and also with outside contract designers. The Company's teams of climbers, explorers and extreme skiers also are important components of the Company's product design and development effort.

The product development cycle, from initial design to introduction, can take from 12 to 18 months, with tents and backpacks requiring more time than other products. A new product may be produced in several prototypes before being submitted for testing. New designs are tested by the Company's teams of climbers, explorers and extreme skiers and by in-house and independent laboratories, as well as by The North Face personnel. The Company maintains a materials testing laboratory to execute a variety of tests, including water resistance, air permeability, tear strength and abrasion resistance.

The Company's products are designed with materials that are essential to their technical performance. Most of these materials are developed in collaboration with major suppliers, such as W. L. Gore & Associates, Inc., DuPont, Hoechst, Malden Mills, Burlington Industries, Inc. and Mitsui Textiles. The Company generally does not have written agreements with these suppliers. The Company works closely with these suppliers to develop high-performance materials that result in lighter, stronger and more efficient products. With an innovative material, the Company generally seeks proprietary use or an exclusivity period, usually one to two years, after which the supplier is free to make the material generally available. These suppliers frequently provide much of the funding for research and development of the materials they are developing for the Company, and often contribute to the costs of promoting products incorporating their material.*

MARKETING AND PROMOTION

The Company's goal is to increase brand awareness by projecting a technical, extreme and authentic image that appeals to professionals and serious outdoor enthusiasts as well as to broader segments of the population.* The Company conveys an extreme and highly technical image by featuring world-class climbers, explorers, skiers and snowboarders using the Company's products on high altitude, polar or backcountry expeditions. The Company's marketing materials utilize language and images that, while directed to the extreme athlete, also create an emotional connection with broader segments of the population.

Management believes that the Company has obtained a high level of brand awareness and loyalty from the extreme users of its products. In order to bolster the loyalty of these individuals and to further enhance its extreme image, the Company is increasing its support of selected high altitude and polar expeditions and its teams of climbers, explorers and skiers.* The North Face-Registered Trademark- products have been the brand choice of many of the world's most challenging expeditions for over 30 years. A small sampling of these expeditions includes the 1969 Arctic Institute of North America Altitude Expedition; 1978 American Woman's Himalayan Expedition; 1987 International K-2 Expedition; 1989 Trans-Antarctica Expedition; 1992 American Gasherbrum IV Expedition; 1994 Sagmartha Environmental Expedition; 1995 Ak-Su Kyrgyzstan Expeditions; and 1996 Shipton Spire Expeditions.

Recognizing that the product choices of professional athletes influence consumer preferences, the Company employs and/or has entered into contracts with several world-class professional climbers, including Conrad Anker, Kitty Calhoun-Grissom, Greg Child, Lynn Hill, Alex Lowe and Jay Smith; extreme skiers Scot Schmidt and Rob and Eric DesLauriers; and backcountry snowboarders Jim and Bonnie Zellers. These athletes are essential to the Company's product design and testing. In addition, they participate in promotional activities on behalf of the Company, including demonstrations and appearances at exhibitions, trade shows, retailer clinics and promotional events, and appear in photos to promote the Company in catalogs, advertisements, posters and videos. The Company has entered into relationships with the Professional Ski Instructors of America and with the National Ski Patrol pursuant to which each of these organizations endorses the Company's skiwear.

In 1994, the Company began an ongoing comprehensive consumer advertising campaign in outdoor and ski publications. The Company's advertisements appear in magazines such as OUTSIDE, CLIMBING MAGAZINE, BACKPACKER and POWDER. The Company also has received editorial coverage in a wide range of general interest publications, including VOGUE, ELLE, ESQUIRE, GQ and THE NEW YORK TIMES. The Company provides a wide assortment of point of purchase advertising support to retailers, including catalogs, descriptive product hang tags and visual aids. Many of these point of purchase marketing tools are integrated into the Company's newly developed Summit Shops. The Company also promotes sales by operating sizable product displays at three industry trade shows, two of which are held in the Spring and one in the Fall of each year. In 1996, the Company incurred expenditures for advertising and promotional activities which were approximately 4% of net sales.

SUMMIT SHOPS

In the third quarter of 1996, the Company introduced Summit Shops, year-round concept shops dedicated to The North Face-Registered Trademark- products located within certain of its wholesale customers' stores. Summit Shops are intended to increase sales at existing specialty retailers by offering an attractively designed, professionally merchandised, dedicated selling space featuring a broad array of The North Face-Registered Trademark- products.* The objectives of the Summit Shops are to (i) have dedicated year-round selling floor space within selected specialty retailers' stores; (ii) help the Company's specialty retailers compete against mainstream apparel retailers; (iii) create a repeat customer base; (iv) modernize the specialty retailers' approach to merchandising The North Face-Registered Trademark- products; (v) provide the ability to closely monitor retail sell-through at specialty retailers; and (vi) maintain a consistent product assortment at the specialty retail level.* The Company has designed the appearance of each Summit Shop, including its fixtures, merchandise displays, descriptive placards and graphic images, to increase consumer awareness of The North Face-Registered Trademark- brand and image. The Company provides merchandising support for the Summit Shops, while the specialty retailer provides the customer service and sales personnel. The Company also provides sales and product training for the specialty retailers' personnel who work in the Summit Shops. Each Summit Shop is expected to follow certain operational guidelines and maintain minimum inventory levels.

In the first half of 1996, a major outdoor retail chain opened The North Face-Registered Trademark- concept shops, the precursors to Summit Shops, in 14 of its stores. Based on the initial performance of the 14 concept shops, an additional 28 Summit Shops were opened in the Company's wholesale customer stores during the last half of 1996. These shops averaged approximately 550 square feet in size. The Company expects to open a minimum of 100 additional Summit Shops in 1997. * While the Company expects that an average 550 square foot Summit Shop will require a total investment for furniture and fixtures of approximately $35,000, all or a substantial majority of which will be provided by the Company, there can be no assurance that Summit Shops will not require substantially more total capital investment.*

SELECTIVE DISTRIBUTION

To preserve the integrity of The North Face-Registered Trademark- image and reputation, the Company currently limits its distribution to retailers that market products that are consistent with the Company's technical standards and that provide a high level of customer service and technical expertise. The Company currently sells its products to a select group of specialty mountaineering, backpacking and skiing retailers, premium sporting goods retailers and major outdoor specialty retail chains. The Company does not sell its products to national general sporting goods chains or to discount stores. The Company sells its products in the United States to approximately 840 wholesale customers, representing an estimated 1,200 store fronts. In Canada, the Company sells its products to approximately 210 wholesale customers, representing an estimated 250 store fronts, and in Europe, it sells to approximately 450 wholesale customers, representing an estimated 750 store fronts. Major customers of the Company include Recreational Equipment Inc. and Eastern Mountain Sports, Inc.

No single customer accounted for more than 10% of net sales in 1996. Certain information concerning preseason orders, inventory, seasonality, quarterly fluctuation of operating results, government orders and working capital is set forth under the captions "General," "Quarterly Data and Seasonality" and "Liquidity and Capital Resources" in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the 1996 Annual Report, and is incorporated herein by reference.

While the Company will continue to add selected wholesale customers, it anticipates focusing primarily on increasing sales at existing wholesale customers.* To accomplish this, the Company developed Summit Shops and established a new core inventory replenishment program. The Company believes that Summit Shops will increase sales by increasing selling space devoted to, and improving the merchandising of, The North Face-Registered Trademark-products.* By increasing availability of the Company's best selling products, the Company believes its new core inventory replenishment program will enable it to provide consistent product flow to both the Summit Shops and its other wholesale customers.* The Company expects the new core inventory replenishment program to increase the sales of its strongest selling items by increasing the Company's ability to meet strong reorder demand.*

The Company's products are sold to wholesale customers in the United States by its employee sales representatives, and in Canada and Europe by independent sales representatives. Sales representatives conduct in-store clinics to educate sales personnel on the technical qualities and uses of the Company's products, provide customer support, review each retail account on a periodic basis and assist the Company in forecasting levels of product needs. Sales representatives in Canada and Europe are paid on a commission basis.

The Company maintains a specialty retailer and customer service department to handle orders and consumer inquiries, as well as a warranty department to handle the repair or replacement of defective or damaged merchandise. All of the Company's products (other than those sold through the Company's outlet stores) are covered by a lifetime warranty. Defective or damaged products returned to the Company generally are replaced or repaired within 10 to 14 days of receipt. Warranty expenses in 1996 were approximately 1% of net sales. Although the Company does not expect warranty expenses to increase as a percentage of net sales, there can be no assurance that such expenses will not increase significantly in the future as a percentage of net sales.*

The Company currently distributes in the United States ("U.S.") primarily out of a 146,500 square foot facility in San Leandro, California, of which approximately 80,000 square feet is dedicated for distribution. This facility also houses the Company's executive and administrative headquarters. The Company has a secondary U.S. distribution facility in Richmond, California, consisting of approximately 106,000 square feet. In June 1997, the Company will move its main distribution center to a 250,445 square foot facility in Vacaville, California.* The San Leandro distribution facility will operate as a secondary facility, and the lease in Richmond, California will terminate in April 1997.* In Canada, the Company operates a 22,200 square foot distribution and administrative facility in Toronto, Ontario, and in Europe, the Company operates a 77,200 square foot distribution and administrative facility in Port Glasgow, Scotland. The majority of the Company's products are shipped by UPS and common carriers.

RETAIL OPERATIONS

RETAIL STORES. The Company's retail operations are an important component of its marketing and product development strategies and provide a distinctive environment in which to merchandise and sell The North Face-Registered Trademark- product line. Located primarily in high-end retail shopping districts and regional shopping malls, these stores carry a broad range of The North Face-Registered Trademark- outerwear, equipment, skiwear and Tekware as well as complementary products such as footwear and accessories from other manufacturers. As a result of the Company's ability to control the visual presentation and product assortment in its retail stores, the stores help build brand awareness and introduce consumers to a broad range of The North Face-Registered Trademark- products. These stores also provide a means for the Company to test the appeal of new products and merchandising techniques. By working closely with store personnel, many of whom are outdoor enthusiasts, the Company also obtains customer feedback that influences product design and development.

The following table shows the approximate retail selling space at each of the Company's nine retail stores:

                                     Approximate
                                       Selling          Year
     Location                      Square Footage      Opened
     --------                      --------------      ------
     Denver, CO..................       8,500           1973
     Boulder, CO.................       3,400           1982
     Seattle, WA.................       4,600           1985
     Oakbrook, IL................       3,000           1991
     San Francisco, CA...........       8,100           1991
     Schaumberg, IL..............       3,400           1991
     Costa Mesa, CA..............       5,500           1993
     Palo Alto, CA...............       7,800           1994
     Chicago, IL.................      12,000           1995

Although the Company considers its retail stores to be an important aspect of its business strategy, the Company currently has no plans to open additional retail stores, particularly given its focus on the introduction of additional Summit Shops in 1997.* The Company believes that Summit Shops will provide many of the same benefits as its Company-operated retail stores and that the substantially reduced operational and financial commitments associated with Summit Shops will result in a higher return on investment.*

OUTLET STORES. The Company also operates three outlet stores, located in Berkeley and San Francisco, California and Freeport, Maine. The outlets serve primarily as an effective means to liquidate discontinued merchandise.

INTERNATIONAL OPERATIONS

International sales accounted for approximately 26% of the Company's net sales in 1996. In 1996, the Company implemented an integrated world-wide approach to product development, sourcing and marketing in order to reduce costs, ensure consistent worldwide operations and create a unified global brand. By offering the same product lines and promoting the same extreme image in catalogs, advertising and point of purchase materials, the Company has positioned The North Face-Registered Trademark- brand in Europe consistently with the brand image in the United States and Canada. Outside the United States, The North Face products are sold to wholesale customers in Europe and Canada through the Company's wholly-owned subsidiaries and by a licensee in Hong Kong and Macao. In Japan and Korea, substantially all of the Company's trademarks are owned by Kabushiki Kaisha Goldwin ("Goldwin").

Financial information concerning the Company's foreign and domestic operations by geographical area is included in Note 13 to Consolidated Financial Statements in the 1996 Annual Report and is incorporated herein by reference.

EUROPE. The Company believes that it is currently well positioned in Europe to take advantage of the same industry trends that are occurring in the United States.* Although the Company has operated in Europe for more than 13 years and believes it is recognized as a leader in the design, marketing and distribution of highly technical outdoor apparel and equipment, only recently has it begun to devote additional resources in Europe to increase sales.* The Company's European operations are headquartered in Scotland. The Company distributes its products directly to approximately 450 wholesale customers representing an estimated 750 store fronts throughout Europe. Its primary markets are the United Kingdom, Germany, Italy, France, Spain, Sweden,
Denmark and The Netherlands. Independent sales agents reporting to the Company's sales director are responsible for sales in each country.

CANADA. The Company's Canadian operations are headquartered in Toronto, Ontario, and include a distribution center and a customer and warranty service center. Since early 1995, the Company has sold its products in Canada through independent sales representatives to approximately 210 wholesale customers representing an estimated 250 store fronts in Canada, primarily in British Columbia, Ontario and Quebec. Prior to 1995, the Company's products were sold in Canada through a licensee. During 1995, the Company undertook the following initiatives in Canada: (i) established a sales, sales support, finance and distribution facility in Toronto; (ii) hired a general manager to head the Canadian operations; (iii) significantly expanded the available product categories; and (iv) integrated the marketing and sourcing efforts with those of the U.S. operations. The Company believes that additional growth opportunities exist in the Canadian market.*

ASIA. In Japan and Korea, substantially all of the Company's trademarks are owned by Goldwin, a leading manufacturer and distributor of high-end sports and outdoor apparel and equipment. The North Face-Registered Trademark- is the leading high-performance outdoor brand in Japan. The Company and Goldwin work closely together in the areas of product design, sourcing and brand imaging.
The Company believes that Goldwin shares the Company's strategy of building a unified global brand. The Company benefits from this relationship by selling products made in the United States to Goldwin and by charging an administration fee for orders which Goldwin adds to the Company's production in China and Southeast Asia. In Hong Kong and Macao, the Company's products are sold through a licensee, Mitsui & Co., Ltd. ("Mitsui"). The Company plans to capitalize on its growing worldwide strength by exploring sales opportunities in other Asian and Pacific Rim countries.*

SOURCING AND MANUFACTURING

The Company sources virtually all of its products through approximately 50 unaffiliated manufacturers in North America and Asia, including Hong Kong, China, Taiwan, Korea, Indonesia, Bangladesh, Thailand and the Philippines. The Company's European subsidiary operates a small manufacturing factory in Scotland which accounts for a minor portion of the Company's total production. The Company has implemented a global sourcing strategy that is expected to enable it to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for its products.* The Company believes that it enjoys good relationships with its suppliers and manufacturers and has the ability to secure the necessary capacity to meet increased demand for its products.*

To ensure that products manufactured by others are consistent with its standards, the Company manages all key aspects of the production process, including establishing product specifications, selecting the materials to be used to produce its products and the suppliers of such materials, and negotiating the prices for such materials. The Company maintains a staff of quality control specialists which conducts on-site inspections throughout the production process, including at the mills before the fabrics are shipped, at the factories as the products are made and, finally, before the finished products are shipped.

The Company currently is engaged primarily in a two season, wholesale business, Spring (January to June) and Fall (July to December). Wholesale customers place preseason orders from one to five months prior to the beginning of the season for deliveries throughout the season. Reorders are taken throughout the season and are based on availability. With the introduction of the Company's new Tekware line and Summit Shops, the Company anticipates that it increasingly will be supplying its products on a year-round basis.* The Company has recently introduced a core inventory replenishment program, under which it maintains stocks of key products.

The Company's Merchandise Forecasting and Planning Department analyzes information which it receives from the Company's various sales arms and develops forecasts for the Company's products. These forecasts are regularly updated to reflect advance orders and reorders and are turned into production quantities. The Company's Product Acquisition Department, in turn, issues purchase orders to the Company's unaffiliated manufacturers. Unaffiliated manufacturers purchase the materials specified by the Company and manufacture and ship the products to the Company. The Company's unaffiliated manufacturers sell finished products to the Company on an FOB basis and are at risk for the quality and timely delivery of the products. In 1996, approximately 35 to 40% of the Company's total production requirements were financed with letters of credit; the balance is purchased under open terms ranging from 14 to 60 days.

MANAGEMENT INFORMATION SYSTEMS

The Company believes that a high level of computerization is essential to maintain and improve its competitive position. The Company's management information and electronic data processing systems consist of a full range of retail, financial, distribution and merchandising systems. The Company currently anticipates spending a total of approximately $2.0 to $2.5 million in 1997 to upgrade its management information systems, with particular emphasis in sourcing, core inventory replacement and forecasting, and believes that once in place, the upgraded systems, along with routine upgrades, will be sufficient to accommodate the Company's anticipated growth in sales and planned expansion for
the foreseeable future.*   However, there can be no assurance that any upgrades
of its management information systems will be completed in a timely manner, that any such upgrades will be adequate to meet the needs of the Company or that these upgrades will not strain the Company's financial resources.

COMPETITION

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

TRADEMARKS AND LICENSING

The Company considers its trademarks to be among its most valuable assets and has numerous trademark registrations in the United States, Europe and other foreign countries. Among the Company's trademarks are The North Face-Registered Trademark-, 'N' Design logo-Registered Trademark-, Extreme-Registered Trademark- , Tekware-TM- , Steep Tech-Registered Trademark-, Quick Pitch-TM- , Hydrenaline-TM- , Search and Rescue-TM- and VaporWick-TM- . Because of the popularity of many of the Company's products and their strong brand identity and distinctive design, The North Face-Registered Trademark- brand in recent years has frequently been subject to unauthorized copying and mislabeling of imitation goods. The Company maintains an aggressive program of trademark enforcement and cooperation with domestic and foreign customs officials and other authorities, and will continue to vigorously defend its trademarks against infringement.*

Currently, the Company has licensed its trademarks to Mitsui which markets Company-designed products under The North Face-Registered Trademark- name in Hong Kong and Macao.

In June 1994, Goldwin purchased from the Company substantially all of the trademarks and trademark applications owned by the Company in Japan and Korea and obtained the exclusive right to sell and distribute products under the Company's trademarks in Japan and Korea. At the same time, the Company entered into a marketing arrangement with

Goldwin that ensures that brand, product image and distribution strategies are synchronized. The Company benefits from this relationship by selling products made in the U.S. to Goldwin and by charging an administrative fee for orders which Goldwin adds to the Company's production in China and Southeast Asia.

EMPLOYEES

As of December 31, 1996, the Company had 572 employees, of which 419 were employed in the United States, 141 in Europe and 12 in Canada. None of these employees is currently covered by collective bargaining agreements. The Company believes that its relations with its employees are good.

FACTORS THAT MAY AFFECT OUR BUSINESS.

CONSUMER PREFERENCES. Consumer demand for the Company's products may be adversely affected if consumer interest in outdoor activities does not grow or declines. If the Company is unable to respond successfully to changes in consumer preferences, or if consumer preferences shift toward competing products or away from the Company's product categories altogether, the Company's business would be adversely affected. The Company cannot assure future growth or consumer demand for its products.

MANAGING GROWTH. If the Company's business grows, the Company may have increased difficulties in managing product design, hiring, marketing, distribution, management information and other resources, and in obtaining supplies, manufacturing services and working capital. The Company's future profitability will be critically dependent on its ability to achieve and manage potential future growth effectively.

WHOLESALE STRATEGY. The Company's wholesale customers consist almost exclusively of specialty outdoor product retailers. The Company cannot assure that its existing customers will increase their purchases of the Company's products, that future preseason wholesale orders will increase, or that the Company will be able to fill reorders during each season. Because the Company expects its wholesale business to constitute an increasing percentage of total sales going forward, overall gross margins may continue to decline in the future. The Company's wholesale strategy also depends on its ability to achieve
increased sales through its Summit Shop program.   Risks of this program include
sourcing and managing higher inventory levels, funding all or most of the cost of the Summit Shop fixtures without assurance of additional sales and profits, and the need to supply products that maintain consumer demand on a year round basis. There can be no assurance that additional Summit Shops will be opened in a timely manner or that their cost or performance will meet the Company's expectations. If the Summit Shop program is unsuccessful, the Company risks writeoffs of inventory and fixtures that could have a material adverse effect on the Company's business. The Company believes that the success of its Summit Shop program will be highly dependent on market acceptance of its recently introduced Tekware-TM- line of products.

DEPENDENCE ON NEW PRODUCTS. To continue its growth, the Company must successfully introduce new products and improvements to existing products on an ongoing basis. Risks of new product introductions include targeting new markets involving more casual outdoor uses, offering products in wider price ranges, product obsolescence, increased costs and competition, possible consumer rejection of new products or styles and possible dilution of the Company's product image. In 1996, the Company introduced "Tekware-TM-," a line of synthetic outdoor apparel. The Company's limited experience in marketing casual apparel, limited distribution channels, and possible consumer resistance to synthetic fabrics could result in slow sales of Tekware-TM-.

RELIANCE ON UNAFFILIATED MANUFACTURERS. The Company currently relies on approximately 50 unaffiliated manufacturers to produce nearly all of its products, with ten of the manufacturers producing approximately 75% of the Company's products for 1996. The Company has no long-term contracts with its manufacturing sources, and it competes with other companies for production facilities and import quota capacity. Any disruption in the Company's ability to obtain manufacturing services could have a material adverse effect on the Company's business. The Company has occasionally received, and may in the future receive, shipments of products from manufacturers that fail to conform to
the Company's quality control standards.   The Company established a core
inventory replenishment program in October 1996 to facilitate reorders of core products, and cannot assure that this program will meet reorder requirements or avoid excess inventory.

KEY SUPPLIES. Certain important materials used in the Company's products are only available from one or a limited number of independent suppliers. The Company's future success may depend upon the Company's continued ability to purchase supplies of technically advanced textiles developed by third parties. The Company cannot assure that it will be able to obtain in the future adequate supplies of technically advanced materials or that desired purchase terms or other benefits of past purchases, such as suppliers' funding of development costs and co-op advertising arrangements, will continue.

FLUCTUATIONS IN SALES. Sales of the Company's products historically have fluctuated due to external conditions such as weather and economic recessions or other conditions which reduce consumer spending.

INTERNATIONAL OPERATIONS.   The Company's business is subject to the risks
generally associated with doing business abroad. The Company imports more than 50% of its merchandise from contract manufacturers located outside of the United
States, primarily in the Far East.   A significant portion of the Company's
products is produced in China. From time to time, the U.S. government has considered imposing punitive tariffs on apparel and other exports from China. The imposition of any such tariffs could disrupt the supply of the Company's products, which could have a material adverse effect on the Company's results of operations.

COMPETITION AND TRADEMARKS. The Company faces intense competition from major brand name apparel companies, other large companies, and smaller businesses specializing in outdoor products. The Company owns and uses a number of trademarks, some of which may be important in maintaining or creating a competitive advantage and consumer demand. Certain competitors in the United States and abroad have copied and may in the future copy certain of the Company's trademarks and designs. The Company is also aware of certain
counterfeiting of the Company's products.   Without authorization by the
Company, a third party has filed an application in China to register as a trademark the Chinese characters for "North Face" and a copy of the Company's "N" design. Unless successfully opposed, this application could result in material adverse consequences to the Company's business. There is no assurance that the Company's efforts to stop or reduce the copying or counterfeiting of its trademarks or products will be successful, that the Company's trademarks will not violate the proprietary rights of others, or that the Company will be able to avoid or successfully defend challenges to its trademarks or other intellectual property in the United States or abroad.

KEY PERSONNEL. The Company recently announced a shift in its executive responsibilities pursuant to which Marsden S. Cason was named Chairman of the Board of Directors and William N. Simon was named Chief Executive Officer in addition to his role as President. This change was due in part to health considerations affecting Mr. Cason. The unanticipated loss of one or more current senior executives or key employees could have a significant adverse effect on the Company's business.

PRODUCT AND WARRANTY LIABILITY. The Company's products are used often in severe weather conditions. In 1997 the Company began selling portaledges used as sleeping platforms in big wall rock climbing. There is no assurance that insurance maintained by the Company will cover possible future losses from product liability claims. The Company maintains a warranty reserve for the lifetime warranty offered on its products, but cannot assure that future claims will not exceed this reserve. Further, in the event that the Company experiences problems with product quality or reliability, its reputation as a provider of high quality products could suffer, which could have a material adverse effect on the Company's business.

STOCK MARKET RISKS. The trading price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering in July 1996, and may fluctuate in the future as a result of many factors, including the Company's operating results, new products introduced by the Company or its competitors, market conditions for the Company's products, changes in earnings estimates by analysts, results reported by the Company which are more or less than estimates by analysts, and speculation in the trade or business press. The trading price may also be affected by retail industry, stock market, or economic factors unrelated to the Company's operating performance. Future sales of substantial amounts of Common Stock by existing stockholders may also adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise equity capital in the future. As of March 17, 1997, the Company's directors, officers and certain other affiliates beneficially owned approximately 45% of the outstanding shares of the Company's Common Stock.


EXECUTIVE OFFICERS OF THE NORTH FACE, INC.

      Name                   Age                     Position
      ----                   ---                     --------
Marsden S. Cason              53             Chairman and Director
William N. Simon              49             Chief Executive Officer, President
                                                and Director
Roxanna Prahser               38             Chief Financial Officer
Carlo Armenise                47             Vice President of Operations
Todd Katz                     34             Vice President of Sales
Tucker Hacking                41             Vice President of Product
                                                Acquisitions
Jack A. Boys                  38             Vice President of Marketing
Roger Kase                    49             Vice President of Product
                                                Development

Mr. Cason has been Chairman of the Company since February 1997, served as Chief Executive Officer of the Company from June 1994 to February 1997, and served as a director since June 1994. Mr. Cason joined the Company's predecessor in January 1993 as President and director and served as a director and executive officer of several affiliates of the predecessor. Prior to joining the Company's predecessor, from May 1991 through January 1993, Mr. Cason was the Chief Executive Officer of Carol Management Company and Doral Resort Hotels, an owner and manager of condominiums, hotels and conference centers. Prior to May 1991, Mr. Cason was involved in various business ventures as a chief executive officer.

Mr. Simon has been Chief Executive Officer of the Company since February 1997, President of the Company since December 1995, and a director of the Company since June 1995. From May 1988 through June 1994, Mr. Simon served as the Chairman of the Board of the Company's predecessor and was Vice Chairman of the Company from June 1994 to December 1995. From November 1978 through June 1994, Mr. Simon was Chairman and Chief Executive Officer of Odyssey Worldwide Holdings B.V. ("Odyssey"), a designer and manufacturer of high-end sports and outdoor apparel, and an executive officer and director of several other Odyssey affiliates. Mr. Simon has been involved in the design, manufacturing and sales of outdoor clothing and equipment for over 26 years. In January 1993, Odyssey and certain holding companies affiliated with Odyssey filed for protection in
the United States under Chapter 11 of the U.S. Bankruptcy Code.   In September
1994, Mr. Simon filed a petition under Chapter 7 of the U.S. Bankruptcy Code and in January 1995 was granted a discharge by the bankruptcy court and the proceeding was dismissed. Mr. Simon personally had guaranteed substantially all of the indebtedness of Odyssey and its affiliated companies and his bankruptcy filing was made in order to terminate his personal liability for these corporate obligations.

Ms. Prahser has been Chief Financial Officer of the Company since January 1996. Ms. Prahser served as the Vice President of Finance for the Company from May 1995 through January 1996 and as Director of Finance for the Company and its predecessor from March 1993 through May 1995. Prior to joining the Company's predecessor, Ms. Prahser spent 12 years at Arthur Andersen & Co., where she was an audit manager.

Mr. Armenise has been Vice President of Operations since March 1997. Mr. Armenise served as the Vice President of Retail for the Company from April 1996 through March 1997. Prior to joining the Company, Mr. Armenise was with Coach Leatherware Inc., a manufacturer, wholesaler and retailer of leather goods and apparel, from September 1992 through April 1996. His last position with Coach was as Director of Full Price Stores from June 1994 through April 1996. Prior to that, Mr. Armenise was with Gucci America, Inc. from June 1977 through September 1992 and served as its West Coast Assistant Regional Manager from January 1990 through September 1992. Mr. Armenise has 19 years of experience in the specialty retail and apparel industries.

Mr. Katz has been Vice President of Sales for the Company since January 1997. From October 1994 to December 1996, Mr. Katz managed regional sales for the Company as an independent contractor in the northwestern United States.

From October 1988 to October 1994, Mr. Katz served as a regional sales manager for W. L. Gore & Associates, Inc., manufacturer of
Gore-Tex-Registered Trademark-fabrics and other leading outdoor industry material technologies.

Mr. Hacking has been Vice President of Product Acquisitions for the Company since April 1996 and Director of Product Acquisitions for the Company and its predecessor from April 1993 through April 1996. From January 1990 to April 1993, Mr. Hacking owned and operated TTH Enterprises, Inc., a company specializing in the sports apparel industry. Previously, Mr. Hacking spent over 10 years with Adidas in Europe and the United States, last serving as the general manager of operations and sourcing for Adidas America, Inc. Mr. Hacking has over 18 years of experience in the apparel industry.

Mr. Boys joined the Company as Vice President of Marketing in March 1996. From December 1993 to March 1996, Mr. Boys was Vice President of Marketing for Avia Group International, Inc., a manufacturer of athletic footwear, and from August 1992 to December 1993 he was Vice President of Marketing for Le Coq Sportif International, an athletic footwear and apparel manufacturer. Prior to August 1992, Mr. Boys spent over 10 years with Converse Inc., an athletic footwear company, where he held various senior marketing management positions.

Mr. Kase joined the Company as Vice President of Product Development in May 1995. From September 1993 through May 1995, he was Chief Operating Officer for Cary Children's Clothing and from April 1991 through July 1993, he was Vice President --Apparel Division for Sam & Libby Inc., a manufacturer of footwear. Mr. Kase has over 20 years of experience in the apparel industry in both design and operations, including 10 years as an executive with Esprit de Corp., a manufacturer of women's clothing.

ITEM 2.  PROPERTIES.
The principal executive and administrative offices of the Company are located at 2013 Farallon Drive, San Leandro, California. The Company has recently signed a lease in Vacaville, California, which will be its primary distribution facility.* The lease for space used as a distribution center in Richmond, California, expires in April 1997. The general location, use and approximate size of the Company's principal properties, all of which, other than the facility in Scotland, are leased, are set forth below:

                                                              Approximate Gross
 Location                           Use                              Square Feet
 --------                           ---                              -----------

San Leandro, CA          Executive and administrative offices and       146,500
                            distribution center
Vacaville, CA            Distribution Center (commencing June 1997)     250,445
Richmond, CA             Distribution Center (through April 1997)       106,000
San Francisco, CA        Retail store                                    12,300
Palo Alto, CA            Retail store                                    10,700
Costa Mesa, CA           Retail store                                     7,100
Seattle, WA              Retail store                                     6,000
Denver, CO               Retail store                                    17,000
Boulder, CO              Retail store                                     4,300
Chicago, IL              Retail store                                    15,200
Oakbrook, IL             Retail store                                     4,000
Schaumberg, IL           Retail store                                     5,000
Berkeley, CA             Outlet                                          14,200
San Francisco, CA        Outlet                                          10,000
Freeport, ME             Outlet                                          10,000
Port Glasgow, Scotland   European headquarters, distribution             77,200
                            center and manufacturing facility
Brampton, Ontario        Canadian headquarters and distribution          22,200
                            center

ITEM 3.  LEGAL PROCEEDINGS.

     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

      The Company's Common Stock is listed on the Nasdaq National Market and trades under the symbol "TNFI." At March 17, 1997, there were approximately 51 stockholders of record. Information concerning certain dividend restrictions under the Company's credit facility is incorporated in this report by reference from page 19 of the 1996 Annual Report. The Company does not anticipate paying any dividends in the foreseeable future. Following are the high and low closing prices for the Company's Common Stock for the third and fourth quarters of 1996:

                               Q3 1996        Q4 1996
                               -------        -------
                    High       $32            $29 3/4
                    Low        $15 1/4        $16


ITEM 6.  SELECTED FINANCIAL DATA.

     Selected financial data for the Company is incorporated in this report by reference from page 1 of the 1996 Annual Report.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated in this report by reference from pages 16 through 21 of the 1996 Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of the Company, together with the report thereon of Deloitte & Touche LLP, independent auditors, are incorporated in this report by reference from pages 22 through 34 of the 1996 Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information concerning the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated in this report by reference from the text under the captions "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's Proxy

Statement for the Annual Meeting of Stockholders on May 13, 1997. Information concerning the executive officers of the Company is set forth under the caption "Executive Officers of The North Face, Inc." in Item 1 of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

     Information concerning executive compensation is incorporated in this report by reference from the text and tables under the caption "Executive Officer Compensation" included in the Company's Proxy Statement for the Annual Meeting of Stockholders on May 13, 1997. Information concerning compensation of directors is incorporated in this report by reference from the text under the caption "Proposal 1 - Election of Directors" included in that proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information concerning security ownership of certain beneficial owners and management is incorporated in this report by reference from the text and table under the caption "Stock Ownership of Certain Beneficial Owners and Management" included in the Company's Proxy Statement for the Annual Meeting of Stockholders on May 13, 1997.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information concerning certain relationships and related transactions with executive officers, directors and security holders known to the Company to own of record more than 5% of the Company's Common Stock is incorporated in this report by reference from the text under the captions "Executive Officer Compensation --Compensation Committee Interlocks and Insider Participation" included in the Company's Proxy Statement for the Annual Meeting of Stockholders on May 13, 1997.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) The following consolidated financial statements of The North Face, Inc. and independent auditors' report are incorporated in this report by reference from the Company's 1996 Annual Report to Stockholders filed as Exhibit 13 hereto:

          Consolidated Balance Sheets
          Consolidated Statements of Operations
          Consolidated Statements of Cash Flows
          Consolidated Statements of Stockholders' Equity
          Notes to Consolidated Financial Statements
          Independent Auditors' Report

     (2) Financial Statement Schedules

          All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the consolidated financial statements and notes thereto.

     (3)   Exhibits

Exhibit No.                             Description

3.1(2)    Amended and Restated Certificate of Incorporation of The North Face,
          Inc.

3.2(A)(1) Amended and Restated By-laws of The North Face, Inc.

4.1(1)    Specimen Common Stock Certificate of The North Face, Inc.

10.1(1) Subordinated Note and Common Stock Purchase Agreement, dated as of June 7, 1994, between TNF Holdings Company, Inc.,* and Whitney Subordinated Debt Fund, L.P., as amended by Amendment No. 1, dated as of March 1, 1995, and Amendment No. 2, dated as of March 27, 1996.

10.1A(1) Subordinated Promissory Note due June 7, 2001 (issued pursuant to the Subordinated Note and Common Stock Purchase Agreement, dated as of June 7, 1994, as amended, included in 10.1).

10.1B(1) Form of Amendment No. 3, dated as of , 1996, to Subordinated Note and Common Stock Purchase Agreement (included in Exhibit 10.1).

10.1C(1) Form of Amended and Restated Promissory Note due June 7, 2001 (included in Exhibit 10.1A).

10.2(1) Preferred Stock Purchase Agreement, dated as of June 7, 1994, among TNF Holdings Company, Inc.,* Whitney 1990 Equity Fund, L.P. and J.H. Whitney & Co., as amended by Amendment No. 1, dated as of March 1, 1995, and Amendment No. 2, dated as of March 27, 1996.

10.2B(1) Form of Amendment No. 3, dated as of , 1996, to Preferred Stock Purchase Agreement (included in Exhibit 10.2).

10.3(1)** Management Stock Purchase and Non-Competition Agreement, dated as of June 6, 1994, among TNF Holdings Company, Inc.,* Marsden S. Cason and William A. McFarlane, as amended by Amendment No. 1, dated as of June 22, 1995.

10.4(1) Investor Stock Purchase Agreement, dated as of June 7, 1994, among TNF Holdings Company, Inc.,* Richard T. Peery, Jack L.
          Richardson, Philip S. Schlein and Kenneth F.  Siebel.

10.5(1) Stock Purchase Agreement, dated as of December 28, 1993, between TNF Holdings Company, Inc., a California corporation, and Kabushiki Kaisha Goldwin, as amended by Memorandum, dated as of March 29, 1994, among TNF Holdings Company, Inc., a California corporation, and Kabushiki Kaisha Goldwin, and Memorandum No. 2, dated as of May 20, 1994, between TNF Holdings Company, Inc., a California corporation, and Kabushiki Kaisha Goldwin.

10.6(1) Securityholders Agreement, dated as of June 7, 1994, among TNF Holdings Company, Inc.,* Marsden S. Cason, William A. McFarlane, J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Richard T. Peery, Jack L. Richardson, Philip S. Schlein and Kenneth F. Siebel, as amended by Amendment No. 1, dated as of June 22, 1995.

10.7(1) Registration Rights Agreement, dated as of June 7, 1994, among TNF Holdings Company, Inc.,* J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Marsden S. Cason and William A. McFarlane, as amended by Amendment No. 1, dated as of June 22, 1995, and Amendment No. 2, dated as of May 20, 1996.

10.8(1) Amended and Restated Loan and Security Agreement, dated as of March 1, 1995, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender, as amended by First Amendment, dated as of May 4, 1995, Second Amendment, dated as of August , 1995, Third Amendment, dated as of March 27, 1996, and Fourth Amendment, dated May 8, 1996.

10.8A(1) Form of Second Amended and Restated Loan and Security Agreement, dated as of June , 1996, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender.

10.9(2)** TNF Holdings Company, Inc.* 1994 Stock Incentive Plan, as amended.

10.10**    The North Face, Inc. 1995 Stock Incentive Plan, as amended

10.11(1)** The North Face, Inc. 1996 Stock Incentive Plan.

10.12(1)** The North Face, Inc. 1996 Employee Stock Purchase Plan.

10.13(1)** The North Face, Inc. 1996 Directors' Stock Option Plan.

10.14(1)** Letter Employment Agreement, dated June 8, 1994, between Roxanna
           Prahser and TNF Holdings Company, Inc.*

10.15(1)** Letter Employment Agreement, dated May 3, 1995, between Roger Kase and The North Face, Inc.

10.16** Letter Employment Agreement dated March 15, 1996, between Carlo Armenise and The North Face, Inc.

10.17(1)** Confidential Change in Status and General Release Agreement,
           entered into on April 25, 1996, to be effective on and as of December 19, 1995, by and between William A. McFarlane and The North Face, Inc.

10.18(1) Trademark License, dated October 29, 1993, between the North Face and W.L. Gore & Associates, Inc.

11.1       Computation of Pro Forma Net Income (Loss) Per Share.

13         1996 Annual Report to Stockholders

21.1(1)    List of Subsidiaries of The North Face, Inc.

23.1       Consent of Deloitte & Touche LLP.

24.1 Powers of Attorney. Contained on page 19 of this report and incorporated herein by reference.

27.1       Financial Data Schedule.


* TNF Holdings Company, Inc., a Delaware corporation, changed its name to The North Face, Inc. on June 8, 1994.
**  Indicates management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-04107) and amendments thereto, filed with the Securities and Exchange Commission on May 20, 1996, June 3, 1996, and June 24, 1996.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-14945) filed with the Securities and Exchange Commission on October 28, 1996.

     (b) Reports on Form 8-K: none.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 28, 1997                          The North Face, Inc.
                                   (Registrant)


                                   By ______________________
                                          William N. Simon
                                           Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Marsden S. Cason, William N. Simon and Roxanna Prahser, and each of them, his or her true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he or she might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his or her subsititutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures               Title or Capacities                    Date
     ----------               -------------------                    ----


/s/ Marsden S. Cason
--------------------------- Chairman and Director                March 27 ,1997
    Marsden S. Cason

/s/ William N. Simon
--------------------------- Chief Executive Officer, President   March 26, 1997
     William N. Simon       and Director (Principal Executive
                            Officer)
/s/ Roxanna Prahser
---------------------------  Chief Financial Officer (Principal  March 26, 1997
     Roxanna Prahser        Financial and Accounting Officer)

/s/ Ray E. Newton, III
--------------------------- Director                             March 24, 1997
     Ray E. Newton, III

--------------------------- Director                             March   , 1997
     Peter M. Castleman

/s/ James Fifield
--------------------------- Director                             March 25, 1997
     James Fifield

/s/ Michael Doyle
--------------------------- Director                             March 24, 1997
     Michael Doyle

                                  EXHIBIT INDEX

Exhibit No.                             Description

3.1(2)     Amended and Restated Certificate of Incorporation of The North Face,
           Inc.

3.2(A)(1)  Amended and Restated By-laws of The North Face, Inc.

4.1(1)     Specimen Common Stock Certificate of The North Face, Inc.

10.1(1) Subordinated Note and Common Stock Purchase Agreement, dated as of June 7, 1994, between TNF Holdings Company, Inc.,* and Whitney Subordinated Debt Fund, L.P., as amended by Amendment No. 1, dated as of March 1, 1995, and Amendment No. 2, dated as of March 27, 1996.

10.1A(1) Subordinated Promissory Note due June 7, 2001 (issued pursuant to the Subordinated Note and Common Stock Purchase Agreement, dated as of June 7, 1994, as amended, included in 10.1).

10.1B(1) Form of Amendment No. 3, dated as of , 1996, to Subordinated Note and Common Stock Purchase Agreement (included in Exhibit 10.1).

10.1C(1) Form of Amended and Restated Promissory Note due June 7, 2001 (included in Exhibit 10.1A).

10.2(1) Preferred Stock Purchase Agreement, dated as of June 7, 1994, among TNF Holdings Company, Inc.,* Whitney 1990 Equity Fund, L.P. and J.H. Whitney & Co., as amended by Amendment No. 1, dated as of March 1, 1995, and Amendment No. 2, dated as of March 27, 1996.

10.2B(1) Form of Amendment No. 3, dated as of , 1996, to Preferred Stock Purchase Agreement (included in Exhibit 10.2).

10.3(1)**  Management Stock Purchase and Non-Competition Agreement, dated as of June 6, 1994, among TNF Holdings Company, Inc.,* Marsden S. Cason and William A. McFarlane, as amended by Amendment No. 1, dated as of June 22, 1995.

10.4(1) Investor Stock Purchase Agreement, dated as of June 7, 1994, among TNF Holdings Company, Inc.,* Richard T. Peery, Jack L. Richardson, Philip S. Schlein and Kenneth F. Siebel.

10.5(1) Stock Purchase Agreement, dated as of December 28, 1993, between TNF Holdings Company, Inc., a California corporation, and Kabushiki Kaisha Goldwin, as amended by Memorandum, dated as of March 29, 1994, among TNF Holdings Company, Inc., a California corporation, and Kabushiki Kaisha Goldwin, and Memorandum No. 2, dated as of May 20, 1994, between TNF Holdings Company, Inc., a California corporation, and Kabushiki Kaisha Goldwin.

10.6(1) Securityholders Agreement, dated as of June 7, 1994, among TNF Holdings Company, Inc.,* Marsden S. Cason, William A. McFarlane, J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Richard T. Peery, Jack L. Richardson, Philip S. Schlein and Kenneth F. Siebel, as amended by Amendment No. 1, dated as of June 22, 1995.

10.7(1) Registration Rights Agreement, dated as of June 7, 1994, among TNF Holdings Company, Inc.,* J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Marsden S.
           Cason and William A. McFarlane, as amended by Amendment No. 1, dated as of June 22, 1995, and Amendment No. 2, dated as of May 20, 1996.

10.8(1) Amended and Restated Loan and Security Agreement, dated as of March 1, 1995, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender, as amended by First Amendment, dated as of May 4, 1995, Second Amendment, dated as of August , 1995, Third Amendment, dated as of March 27, 1996, and Fourth Amendment, dated May 8, 1996.

10.8A(1) Form of Second Amended and Restated Loan and Security Agreement, dated as of June , 1996, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender.

10.9(2)**  TNF Holdings Company, Inc.* 1994 Stock Incentive Plan, as amended.

10.10**    The North Face, Inc. 1995 Stock Incentive Plan, as amended

10.11(1)** The North Face, Inc. 1996 Stock Incentive Plan.

10.12(1)** The North Face, Inc. 1996 Employee Stock Purchase Plan.

10.13(1)** The North Face, Inc. 1996 Directors' Stock Option Plan.

10.14(1)** Letter Employment Agreement, dated June 8, 1994, between Roxanna
           Prahser and TNF Holdings Company, Inc.*

10.15(1)** Letter Employment Agreement, dated May 3, 1995, between Roger Kase and The North Face, Inc.

10.16** Letter Employment Agreement dated March 15, 1996, between Carlo Armenise and The North Face, Inc.

10.17(1)** Confidential Change in Status and General Release Agreement,
           entered into on April 25, 1996, to be effective on and as of December 19, 1995, by and between William A. McFarlane and The North Face, Inc.

10.18(1) Trademark License, dated October 29, 1993, between the North Face and W.L. Gore & Associates, Inc.

11.1       Computation of Pro Forma Net Income (Loss) Per Share.

13         1996 Annual Report to Stockholders

21.1(1)    List of Subsidiaries of The North Face, Inc.

23.1       Consent of Deloitte & Touche LLP.

24.1 Powers of Attorney. Contained on page 19 of this report and incorporated herein by reference.

27.1       Financial Data Schedule.

* TNF Holdings Company, Inc., a Delaware corporation, changed its name to The North Face, Inc. on June 8, 1994.
**  Indicates management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-04107) and amendments thereto, filed with the Securities and Exchange Commission on May 20, 1996, June 3, 1996, and June 24, 1996.
(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-14945) filed with the Securities and Exchange Commission on October 28, 1996.