Form 10-Q
period 1997-03-31
NORTH FACE INC
filed 1997-05-15
CIK 1013749

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

      For the quarterly period ended March 31, 1997

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
---   OF 1934

      For the transition period from         to


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
Yes  X    No
    ---      ---

The number of shares of Common Stock, with $0.0025 par value, outstanding on May 15, 1997, was 11,213,160.

                               THE NORTH FACE, INC.

                                  MARCH 31, 1997

                                 INDEX TO FORM 10-Q

PART I.    FINANCIAL INFORMATION                      PAGE NO.

  ITEM 1 - Financial Statements (unaudited)

           Condensed Consolidated Balance Sheets ......    3

           Condensed Consolidated Statements of
             Operations ................................   4

           Condensed Consolidated Statements of
             Cash Flows ................................   5

           Notes to Condensed Consolidated Financial
             Statements.................................   6

  ITEM 2 - Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations ...................................  7

PART II.   OTHER INFORMATION

  ITEM 1 - Legal Proceedings.............................  12

  ITEM 6 - Exhibits and Reports on Form 8-K..............  12

                          PART I. FINANCIAL INFORMATION

ITEM  1.  FINANCIAL STATEMENTS

                               THE NORTH FACE, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share and per share amounts)
                                     (Unaudited)


                                                             MARCH 31,   DECEMBER 31,   MARCH 31,
                                                                1997         1996         1996
                                                             ---------    -----------   ---------
Current Assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . .     $1,618        $8,315         $705
Trade accounts receivable, net . . . . . . . . . . . . . .     24,134        21,405       15,968
Income tax receivable. . . . . . . . . . . . . . . . . . .      2,585         1,294          935
Other receivables. . . . . . . . . . . . . . . . . . . . .      2,928         2,744          978
Inventories. . . . . . . . . . . . . . . . . . . . . . . .     35,889        31,475       26,690
Other current assets . . . . . . . . . . . . . . . . . . .      5,911         4,075        4,793
                                                             ---------    -----------   ---------
    Total current assets . . . . . . . . . . . . . . . . .     73,065        69,308       50,069

Property and equipment, net. . . . . . . . . . . . . . . .     13,998        12,039        8,435
Trademarks and intangibles, net. . . . . . . . . . . . . .     29,655        29,346       29,919
Debt issuance costs, net . . . . . . . . . . . . . . . . .          0            58        1,600
Other assets . . . . . . . . . . . . . . . . . . . . . . .      2,279         1,197          458
                                                             ---------    -----------   ---------
    Total assets . . . . . . . . . . . . . . . . . . . . .   $118,997      $111,948      $90,481
                                                             ---------    -----------   ---------
                                                             ---------    -----------   ---------

                       LIABILITIES & STOCKHOLDERS' EQUITY

Current Liabilities:
Accounts payable, accrued expenses, and other
  current liabilities  . . . . . . . . . . . . . . . . . .     20,515        18,775       18,423
Short term borrowings and current portion of long-term
  debt and obligations under capital leases  . . . . . . .      3,821            95        9,513
                                                             --------     ---------     --------
    Total current liabilities  . . . . . . . . . . . . . .     24,336        18,870       27,936

Long-term debt and obligations under capital leases  . . .        477           135       11,846
Other long-term liabilities  . . . . . . . . . . . . . . .      6,461         6,444        6,492
Subordinated debt  . . . . . . . . . . . . . . . . . . . .          0             0       24,333
                                                             --------    -----------   ---------
    Total liabilities  . . . . . . . . . . . . . . . . . .     31,274        25,449       70,607
                                                             --------    -----------   ---------
Stockholders' equity:
Series A Preferred Stock, $1.00 par value - shares
  authorized 4,000,000; issued and outstanding 1,936,000
  at March 31, 1996 and 0 at December 31, 1996, and at
  March 31, 1997 . . . . . . . . . . . . . . . . . . . . .         0              0       12,267
Cumulative Preferred Dividends Accrued . . . . . . . . . .         0              0        2,407
Common Stock, $.0025 par value - 50,000,000 shares
  authorized; 7,010,000 issued and outstanding at
  March 31, 1996; 11,200,000 at December 31, 1996;
  and 11,205,000 at March 31, 1997  . . . . . . . . . . . .       29             29            7
Additional paid in capital  . . . . . . . . . . . . . . . .   77,256         76,130          645
Subscriptions receivable  . . . . . . . . . . . . . . . . .      (62)           (95)        (142)
Retained earnings . . . . . . . . . . . . . . . . . . . . .   10,348         10,113        5,084
Cumulative translation adjustments  . . . . . . . . . . . .      152            322         (394)
                                                             -------    -----------     ---------
    Total stockholders' equity  . . . . . . . . . . . . . .   87,723         86,499       19,874
                                                             --------    -----------    ---------
    Total liabilities and stockholders' equity  . . . . . . $118,997       $111,948      $90,481
                                                             ---------    -----------   ---------
                                                             ---------    -----------   ---------

            See accompanying notes to consolidated financial statements

                                 THE NORTH FACE, INC.

                    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (unaudited)

                                                      Three Months Ended
                                                           March 31,
                                                    -----------------------
                                                      1997           1996
                                                    --------       --------
Net Sales. . . . . . . . . . . . . . . . . . . . .   $39,342        $31,020
Cost of Sales. . . . . . . . . . . . . . . . . . .    22,127         18,417
                                                     --------       --------

Gross Profit . . . . . . . . . . . . . . . . . . .    17,215         12,603
Operating Expenses . . . . . . . . . . . . . . . .    16,773         12,464
                                                    --------       --------

Operating Income . . . . . . . . . . . . . . . . .       442            139

Interest Expense . . . . . . . . . . . . . . . . .      (119)        (1,453)
Other Income (Expense), net. . . . . . . . . . . .        62            167
                                                    --------       --------

Income Before Provision for Income Taxes . . . . .       385         (1,147)

Provision for Income Taxes . . . . . . . . . . . .       150           (518)
                                                    --------       --------

Net Income . . . . . . . . . . . . . . . . . . . .      $235          $(629)
                                                    --------       --------
                                                    --------       --------
Earnings per Share (1996, pro forma):. . . . . . .     $0.02        $(0.085)
                                                    --------       --------
                                                    --------       --------

Weighted Average Shares Outstanding. . . . . . . .    11,638          7,401



         See accompanying notes to consolidated financial statements.

                              THE NORTH FACE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                       Three Months Ended
                                                           March 31,
                                                     -----------------------
                                                       1997           1996
                                                     -------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME . . . . . . . . . . . . . . . . . . . .   $   235       $   (629)
Adjustments to reconcile net income to
    cash provided by operating activities:
  Depreciation and amortization. . . . . . . . . .     1,004            850
  Deferred income taxes. . . . . . . . . . . . . .         7            (51)
  Provision for doubtful accounts. . . . . . . . .       371           (174)
  Tax benefit of exercise of stock options . . . .     1,055              0
Effect of changes in:
  Accounts receivable  . . . . . . . . . . . . . .    (4,575)        (1,125)
  Inventories  . . . . . . . . . . . . . . . . . .    (4,414)        (5,642)
  Other assets . . . . . . . . . . . . . . . . . .    (3,432)        (1,385)
  Accounts payable anda accrued liabilities. . . .     1,757          2,201
                                                     -------       ---------

NET CASH USED IN OPERATING ACTIVITIES. . . . . . .    (7,992)        (5,955)
                                                     -------       ---------

INVESTING ACTIVITIES-
  Purchase of fixed assets . . . . . . . . . . . .    (2,707)          (507)
                                                     -------       ---------

FINANCING ACTIVITIES:
  Borrowings on long term debt . . . . . . . . . .       380            100
  Long term debt repayments. . . . . . . . . . . .        (9)           (66)
  Proceeds from revolver, net. . . . . . . . . . .     3,697          4,432
  Payments of debt acquisition costs . . . . . . .         0            (57)
  Proceeds from issuance of stock. . . . . . . . .       104              0
                                                     -------       ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES. . . . .     4,172          4,409
                                                     -------       ---------

  Effect of foreign currency fluctuations on cash.      (170)           (65)
                                                     -------       ---------
DECREASE IN CASH AND CASH EQUIVALENTS. . . . . . .    (6,697)        (2,118)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD . .     8,315          2,823
                                                     -------       ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD . . . . .    $1,618       $    705
                                                     -------       ---------
                                                     -------       ---------


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

     These financial statements have been prepared by The North Face, Inc. in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K"). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

     Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

     The financial statements included herein are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 1996, has been prepared from the Consolidated Balance Sheet as of December 31, 1996 included in the Form 10-K.

     Pro Forma Earnings Per Share -- Upon consummation of the Company's initial public offering in July 1996, all outstanding shares of Series A Preferred Stock were converted into 4,220,808 shares of Common Stock. The net income per share and shares used in per share calculations for the three months ended March 31, 1996 reflect this conversion as of the beginning of the period. In accordance with the rules of the Securities and Exchange Commission, all common stock equivalents issued within one year of the Company's anticipated initial public offering have been considered outstanding for all periods using the treasury stock method. Due to the conversion of the Series A Preferred Stock into Common Stock, historical earnings per share for 1996 is not meaningful.

NOTE 2.   RECENTLY ISSUED ACCOUNTING STANDARD

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted.
SFAS 128 replaces
current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been $.02 and ($.09) for the quarters ended March 31, 1997 and 1996 (pro forma), respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW -- FACTORS THAT MAY AFFECT FUTURE RESULTS

     When used below in connection with matters that may occur in the future, the words "anticipate", "estimate", "expect" or similar words identify forward looking statements within the meaning of federal securities laws. Forward looking statements below are based on the Company's current expectations of future events. The matters described in the forward looking statements are subject to risks and uncertainties. The actual results of these matters may differ substantially from the results anticipated by the Company. The Company cannot assure that future results will meet its current expectations. Risks and uncertainties relating to forward looking statements and to the Company's business include, but are not limited to, those described below and in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and in other documents that may be subsequently filed with the Commission.

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales (except for income taxes which are shown as a percentage of pretax income). The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of future results or results to be expected for the full year.

                                                      Three Months Ended
                                                           March 31,
                                                      ------------------
                                                        1997      1996
                                                      -------    ------
    Net sales.......................................    100.0%    100.0%
    Gross profit....................................     43.8      40.6
    Operating expenses..............................     42.6      40.2
    Operating income ...............................      1.1       0.4
    Interest expense................................      0.3       4.7
    Net income before provision for income taxes ...      1.0      (3.7)
    Provision (benefit) for income taxes............     39.0     (45.2)
    Net income  ....................................      0.6      (2.0)

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED
MARCH 31, 1996

NET SALES Net sales increased by 26.8% to $39.3 million from $31.0 million for the three months ended March 31, 1997 ("First Quarter 1997") over the three months ended March 31, 1996 ("First Quarter 1996").

     Net sales to wholesale customers increased by 37.0% to $31.3 million from $22.8 million for First Quarter 1997 compared to First Quarter 1996. This increase was primarily a result of increased unit shipments to the Company's existing wholesale customers resulting from (i) the introduction of new products, including Tekware, (ii) higher levels of sales of existing products and (iii) increased sales through the Summit Shop program.

     Company operated retail sales for First Quarter 1997 approximated First Quarter 1996 sales of $8.0 million.

GROSS PROFIT Gross profit as a percentage of net sales for First Quarter 1997 was 43.8% compared to 40.6% for First Quarter 1996. The higher gross margin was primarily attributable to lower costs as well as lower levels of discounted sales for company operated retail sales.

OPERATING EXPENSES Operating expenses include selling, marketing and general and administrative expenses. Operating expenses increased by 34.6% to $16.8 million from $12.5 million for First Quarter 1997 compared to First Quarter 1996, primarily as a result of increases in variable and fixed costs to support the growth of the Company's business.

INTEREST EXPENSE Interest expense decreased to $0.1 million from $1.5 million for First Quarter 1997 compared to First Quarter 1996 primarily as a result of the application of the proceeds from the Company's initial public offering in July 1996 and secondary offering in November 1996 which was used to repay debt.

PROVISION FOR INCOME TAXES Provision for income taxes as a percent of pretax income was approximately 39.0% for First Quarter 1997 compared to 45.2% tax benefit for First Quarter 1996. This increase relates to the mix of the Company's pretax earnings between the U.S. and the United Kingdom, which have different tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     Since June 7, 1994 (the date of the closing of the acquisition of the assets and certain liabilities of the Company's predecessor), the Company has satisfied its cash requirements through borrowings under its credit facility and proceeds from its initial and secondary public offerings. Its primary uses of cash have been to purchase merchandise inventories, finance growth of the Company's accounts receivable, upgrade the Company's management information systems, expand the U.S. corporate headquarters and finance openings of Summit Shops, one retail store and one outlet. During the three months ended March 31, 1997, the Company used cash of approximately $8.0 million for operations, primarily due to increased levels of inventory and accounts receivable. These funds were provided by existing cash balances and borrowings under the Company's credit facility.

     Historically, the Company's ability to maintain adequate levels of inventory was constrained by its capital resources. In March 1995, the Company obtained an increase in its credit facility. As a result of this increase in credit facility, as well as the Company's public offerings in 1996, the Company has increased its levels of inventory in order to better enable it to meet reorder demand in key products. The Company anticipates that inventory levels will continue to increase as the Company expands its business and implements its core inventory replenishment program. Such inventory increases are expected to be financed by borrowings under the Company's credit facility. The increased inventories resulting from this core inventory replenishment program may result in increased excess inventory and material, increased markdowns and lower margins.

     The Company's credit facility provides for borrowings up to $60.0 million under its revolving line of credit with actual borrowings limited to available collateral (approximately $42.2 million of gross availability as of March 31, 1997) and for up to $5.0 million under a term note for capital expenditures (approximately $5.0 million of remaining availability as of March 31, 1997) from Heller Financial, Inc. and two banks. The credit facility also provides a sublimit for letters of credit of up to $25.0 million to finance the Company's purchases of merchandise inventories from foreign suppliers. As of March 31, 1997, the Company had approximately $6.8 million of letters of credit outstanding under the credit facility. The credit facility contains certain financial covenants that require the Company to maintain a specified minimum tangible net worth and interest coverage and leverage ratios, limit capital expenditures and restrict the Company's ability to incur additional indebtedness and pay cash dividends on its capital stock. The Company was in compliance with these covenants as of March 31, 1997.

     The Company estimates that its total capital expenditures in 1997 will be approximately $12.0 to $14.0 million. This amount will be used principally for investment in Summit Shops, the upgrade of management information systems, the expansion of the Company's administration and distribution facilities and new technology center, expansion of its European sales and marketing operations and remodeling of existing retail stores.

     The Company anticipates that cash generated from operations and available under the Company's credit facility will be sufficient to satisfy its cash requirements for at least the next 12 months.

FACTORS THAT MAY AFFECT OUR BUSINESS

Certain statements set forth herein which refer to future financial items, economic performance or operations are forward looking, and actual results may differ materially from the results expected by the Company. The Company's future growth and operating results may be adversely affected by a number of factors, including those set forth below and elsewhere herein. There may also be important, unforeseen risks not described herein.

CONSUMER PREFERENCES Consumer demand for the Company's products may be adversely affected if consumer interest in outdoor activities does not grow or declines. If the Company is unable to respond successfully to changes in consumer preferences, or if consumer preferences shift toward competing products or away from the Company's product categories altogether, the Company's business would be adversely affected. The Company cannot assure future growth or consumer demand for its products.

MANAGING GROWTH If the Company's business grows, the Company may have increased difficulties in managing product design, hiring, marketing, distribution, management information and other resources, and in obtaining supplies, manufacturing services and working capital. The Company's future profitability will be critically dependent on its ability to achieve and manage potential future growth effectively.

WHOLESALE STRATEGY The Company's wholesale customers consist almost exclusively of specialty outdoor product retailers. The Company cannot assure that its existing customers will increase their purchases of the Company's products, that future preseason wholesale orders will increase, or that the Company will be able to fill reorders during each season. Because the Company expects its wholesale business to constitute an increasing percentage of total sales going forward, overall gross margins may continue to decline in the future. The Company's wholesale strategy also depends on its ability to achieve increased sales through its Summit Shop program. Risks of this program include sourcing and managing higher inventory levels, funding all or most of the cost of the Summit Shop fixtures without assurance of additional sales and profits, and the need to supply products that maintain consumer demand on a year round basis. There can be no assurance that additional Summit Shops will be opened in a timely manner or that their cost or performance will meet the Company's expectations. If the Summit Shop program is unsuccessful, the Company risks writeoffs of inventory and fixtures that could have a material adverse effect on the Company's business. The Company believes that the success of its Summit Shop program will be highly dependent on market acceptance of its recently introduced Tekware-TM- line of products.

DEPENDENCE ON NEW PRODUCTS To continue its growth, the Company must successfully introduce new products and improvements to existing products on an ongoing basis. Risks of new product introductions include targeting new markets involving more casual outdoor uses, offering products in wider price ranges, product obsolescence, increased costs and competition, possible consumer rejection of new products or styles and possible dilution of the Company's product image. In 1996, the Company introduced Tekware-TM-, a line of synthetic outdoor apparel. The Company's limited experience in marketing casual apparel, limited distribution channels, and possible consumer resistance to synthetic fabrics could result in slow sales of Tekware-TM-.

RELIANCE ON UNAFFILIATED MANUFACTURERS The Company currently relies on approximately 50 unaffiliated manufacturers to produce nearly all of its products, with ten of the manufacturers producing approximately 75% of the Company's products for 1996. The Company has no long-term contracts with its manufacturing sources, and it competes with other companies for production facilities and import quota capacity. Any disruption in the Company's ability to obtain manufacturing services could have a material adverse effect on the Company's business. The Company has occasionally received, and may in the future receive, shipments of products from manufacturers that fail to conform to the Company's quality control standards. The Company established a core inventory replenishment program in October 1996 to facilitate reorders of core products, and cannot assure that this program will meet reorder requirements or avoid excess inventory.

KEY SUPPLIES Certain important materials used in the Company's products are only available from one or a limited number of independent suppliers. The Company's future success may depend upon the Company's continued ability to purchase supplies of technically advanced textiles developed by third parties. The Company cannot assure that it will be able to obtain in the future adequate supplies of technically advanced materials or that desired purchase terms or other benefits of past purchases, such as suppliers' funding of development costs and co-op advertising arrangements, will continue.

FLUCTUATIONS IN SALES Sales of the Company's products historically have fluctuated due to external conditions such as weather and economic recessions or other conditions which reduce consumer spending. The Company expects to continue to experience seasonality in the future.

INTERNATIONAL OPERATIONS The Company's business is subject to the risks generally associated with doing business abroad. The Company imports more than 50% of its merchandise from contract manufacturers located outside of the United States, primarily in the Far East. A significant portion of the Company's products is produced in China. From time to time, the U.S. government has considered imposing punitive tariffs on apparel and other exports from China. The imposition of any such tariffs could disrupt the supply of the Company's products, which could have a material adverse effect on the Company's results of operations.

COMPETITION AND TRADEMARKS The Company faces intense competition from major brand name apparel companies, other large companies, and smaller businesses specializing in outdoor products. The Company owns and uses a number of trademarks, some of which may be important in maintaining or creating a competitive advantage and consumer demand. Certain competitors in the United States and abroad have copied and may in the future copy certain of the Company's trademarks and designs. The Company is also aware of certain counterfeiting of the Company's products. Without authorization by the Company, a third party has filed an application in China to register as a trademark the Chinese characters for "North Face" and a copy of the Company's "N" design, and, unless successfully opposed, this application could result in material adverse consequences to the Company's business. There is no assurance that the Company's efforts to stop or reduce the copying or counterfeiting of its trademarks or products will be successful, that the Company's trademarks will not violate the proprietary rights of others, or that the Company will be able to avoid or successfully defend challenges to its trademarks or other intellectual property in the United States or abroad.

KEY PERSONNEL The Company recently announced a shift in its executive responsibilities pursuant to which Marsden S. Cason was named Chairman of the Board of Directors and William N. Simon was named Chief Executive Officer in addition to his role as President. This change was due in part to health considerations affecting Mr. Cason. The unanticipated loss of one or more current senior executives or key employees could have a significant adverse effect on the Company's business.

PRODUCT AND WARRANTY LIABILITY The Company's products are used often in severe weather conditions. For example, in 1997 the Company began selling portaledges used as sleeping platforms in big wall rock climbing. There is no assurance that insurance maintained by the Company will cover possible future losses from product liability claims. The Company maintains a warranty reserve for the lifetime warranty offered on its products, but cannot assure that future claims will not exceed this reserve. Further, in the event that the Company experiences problems with product quality or reliability, its reputation as a provider of high quality products could suffer, which could have a material adverse effect on the Company's business.

STOCK MARKET RISKS The trading price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering in July 1996, and may fluctuate in the future as a result of many factors, including the Company's operating results, new products introduced by the Company or its competitors, market conditions for the Company's products, changes in earnings estimates by analysts, results reported by the Company which are more or less than estimates by analysts, and speculation in the trade or business press. The trading price may also be affected by retail industry, stock market, or economic factors unrelated to the Company's operating performance. Future sales of substantial amounts of Common Stock by existing stockholders may also adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise equity capital in the future.

                             PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               (11)      Computation of Per Share Earnings

               (27)      Financial Data Schedule

         (b)   Reports on Form 8-K

               No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 1997.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       THE NORTH FACE, INC.
                                           (REGISTRANT)



             Dated: May 15, 1997   By: /S/ WILLIAM N. SIMON
                                       -----------------------
                                       William N. Simon
                                       Chief Executive Officer


             Dated: May 15, 1997   By: /S/  ROXANNA PRAHSER
                                       -----------------------
                                       Roxanna Prahser
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer of the Registrant)

                                  INDEX OF EXHIBITS


     The following exhibits are included herein:

     11.1    Computation Of Net Income Per Share

     27.1    Financial Data Schedule