Form 10-Q
period 1997-06-30
NORTH FACE INC
filed 1997-08-14
CIK 1013749

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC  20549

                                      FORM 10-Q


 x QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1997

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF --- 1934
    For the transition period from _____________ to _______________


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
Yes    X    No
    -----     ----

The number of shares of Common Stock, with $0.0025 par value, outstanding on August 14, 1997, was 11,227,232.

                                 THE NORTH FACE, INC.

                                    JUNE 30, 1997

                                  INDEX TO FORM 10-Q




PART I.       FINANCIAL INFORMATION                                    PAGE NO.


    ITEM 1 - Financial Statements (unaudited)

              Condensed Consolidated Balance Sheets.....................  3

              Condensed Consolidated Statements of Operations ..........  4

              Condensed Consolidated Statements of Cash Flows ..........  5

              Notes to Condensed Consolidated Financial Statements .....  6


    ITEM 2 - Management's Discussion and Analysis of Financial Condition
             and Results of Operations .................................. 7


PART II .          OTHER INFORMATION

    ITEM 1 - Legal Proceedings .........................................  12

    ITEM 4 - Submission of Matters to a Vote of Security Holders........  12

    ITEM 6 - Exhibits and Reports on Form 8-K...........................  12

                           PART I.    FINANCIAL INFORMATION

ITEM  1.      FINANCIAL STATEMENTS

                                 THE NORTH FACE, INC.

                        CONDENSED CONSOLIDATED BALANCE SHEETS
                  (In thousands, except share and per share amounts)
                                     (unaudited)




                                                                                      June 30,   December 31,       June 30,
                                                                                        1997        1996              1996
                                                                                     ---------   ------------      ---------
Current Assets:
Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . .          $1,695         $8,315           $795
Trade accounts receivable, net . . . . . . . . . . . . . . . . . . . . . . . .          23,253         21,405         12,232
Income tax receivables . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,491          1,294          2,960
Other receivables. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,405          2,744          3,052
Inventories. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          47,326         31,475         29,987
Other current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,799          4,075          5,210
                                                                                       -------        -------        -------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . .          84,969         69,308         54,236

Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . .          16,725         12,039          8,381
Trademarks and intangibles, net. . . . . . . . . . . . . . . . . . . . . . . .          29,460         29,346         29,722
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,452          1,255          1,899
                                                                                       -------        -------        -------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $133,606       $111,948        $94,238
                                                                                       -------        -------        -------
                                                                                       -------        -------        -------

                         LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses, and other current liabilities. . . . . . .          19,327         18,775         17,158
Short term borrowings and current portion of long-term debt and
  obligations under capital leases . . . . . . . . . . . . . . . . . . . . . .          19,520             95         23,587
                                                                                       -------        -------        -------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . .          38,847         18,870         40,745

Long-term debt and obligations under capital leases. . . . . . . . . . . . . .             942            135          5,008
Other long-term liabilities. . . . . . . . . . . . . . . . . . . . . . . . . .           6,576          6,444          6,554
Subordinated debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               0              0         24,333
                                                                                       -------        -------        -------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . .          46,365         25,449         76,640
                                                                                       -------        -------        -------


Stockholders' equity:
Series A Preferred Stock, $1.00 par value - shares authorized 4,000,000;
  issued and outstanding 1,936,000 at June 30, 1996 and 0 at December
  31, 1996, and at June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . .               0              0         12,267
Cumulative Preferred Dividends Accrued . . . . . . . . . . . . . . . . . . . .               0              0          2,774
Common Stock, $.0025 par value - 50,000,000 shares authorized;
  6,982,000 issued and outstanding at June 30, 1996; 11,200,000 at
  December 31, 1996; and 11,220,000 at June 30, 1997 . . . . . . . . . . . . .              29             29              7
Additional paid in capital . . . . . . . . . . . . . . . . . . . . . . . . . .          78,609         76,130            645
Subscriptions receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .             (15)           (95)          (142)
Retained earnings  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,341         10,113          2,316
Cumulative translation adjustments . . . . . . . . . . . . . . . . . . . . . .             277            322           (269)
                                                                                       -------        -------        -------
     Total stockholders' equity. . . . . . . . . . . . . . . . . . . . . . . .          87,241         86,499         17,598
                                                                                       -------        -------        -------
     Total liabilities and stockholders' equity  . . . . . . . . . . . . . . .        $133,606       $111,948        $94,238
                                                                                       -------        -------        -------
                                                                                       -------        -------        -------


See accompanying notes to consolidated financial statements

                                 THE NORTH FACE, INC.


                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (In thousands, except per share amounts)
                                     (unaudited)




                                                                     Three Months Ended            Six Months Ended
                                                                          June 30,                       June 30,
                                                                      1997           1996           1997           1996
                                                                   -------        -------        -------        -------

Net Sales. . . . . . . . . . . . . . . . . . . . . . . . . . . .   $31,087        $22,471        $70,429        $53,491
Cost of Sales. . . . . . . . . . . . . . . . . . . . . . . . . .    18,046         13,267         40,173         31,684
                                                                   -------        -------        -------        -------

Gross Profit . . . . . . . . . . . . . . . . . . . . . . . . . .    13,041          9,204         30,256         21,807
Operating Expenses . . . . . . . . . . . . . . . . . . . . . . .    15,975         11,716         32,748         24,180
                                                                   -------        -------        -------        -------

Operating Income (Loss). . . . . . . . . . . . . . . . . . . . .    (2,934)        (2,512)        (2,492)        (2,373)

Interest Expense . . . . . . . . . . . . . . . . . . . . . . . .      (301)        (1,473)          (420)        (2,926)
Other Income (Expense), net. . . . . . . . . . . . . . . . . . .       (87)           106            (25)           273
                                                                   -------        -------        -------        -------

Income (loss) Before Provision for Income Taxes. . . . . . . . .    (3,322)        (3,879)        (2,937)        (5,026)

Provision for Income Taxes . . . . . . . . . . . . . . . . . . .    (1,315)        (1,469)        (1,165)        (1,987)
                                                                   -------        -------        -------        -------

Net Income (Loss). . . . . . . . . . . . . . . . . . . . . . . .   ($2,007)       ($2,410)       ($1,772)       ($3,039)
                                                                   -------        -------        -------        -------
                                                                   -------        -------        -------        -------

Earnings per Share (1996, pro forma) . . . . . . . . . . . . . .    ($0.17)        ($0.33)        ($0.15)        ($0.41)
                                                                   -------        -------        -------        -------
                                                                   -------        -------        -------        -------


Weighted Average Shares Outstanding. . . . . . . . . . . . . . .    11,567          7,360         11,567          7,360


             See accompanying notes to consolidated financial statements.

                                 THE NORTH FACE, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                     (unaudited)


                                                          Six Months Ended
                                                        June 30,     June 30,
                                                          1997         1996
                                                        --------     --------

CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                        ($1,772)     ($3,039)
Adjustments to reconcile net income (loss) to
    cash provided by (used in) operating activities:
  Depreciation and amortization                            1,886        1,757
  Deferred income taxes                                        2           (2)
  Provision for doubtful accounts                             51           97
  Tax benefit of exercise of stock options                 2,339            0
Effect of changes in:
   Accounts receivable                                    (1,899)      (1,759)
   Inventories                                           (15,851)      (8,939)
   Other assets                                           (6,270)      (1,879)
   Accounts payable and accrued liabilities                  684        1,109
                                                        --------     --------

NET CASH USED IN OPERATING ACTIVITIES                    (20,830)     (12,655)
                                                        --------     --------

INVESTING ACTIVITIES-
   Purchase of fixed assets                               (6,109)        (985)
                                                        --------     --------

FINANCING ACTIVITIES:
  Borrowings on long term debt                             1,793        2,325
  Long term debt repayments                                 (134)        (312)
  Proceeds from revolver, net                             18,573        9,689
  Payments of debt acquisition costs                         (88)        (150)
  Proceeds from issuance of stock                            220            0
                                                        --------     --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                 20,364       11,552
                                                        --------     --------

  Effect of foreign currency fluctuations on cash            (45)          60
                                                        --------     --------

DECREASE IN CASH AND CASH EQUIVALENTS                     (6,620)      (2,028)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD             8,315        2,823
                                                        --------     --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                  $1,695         $795
                                                        --------     --------
                                                        --------     --------


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

    These financial statements have been prepared by The North Face, Inc. in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K"). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

    Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

    The financial statements included herein are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 1996, has been prepared from the Consolidated Balance Sheet as of December 31, 1996 included in the Form 10-K.

    Pro Forma Information -- Upon consummation of the Company's initial public offering in July 1996, all outstanding shares of Series A Preferred Stock were converted into 4,220,808 shares of Common Stock. The net income per share and shares used in per share calculations for the three and six month periods ended June 30, 1996 reflect this conversion as of the beginning of the period. In accordance with the rules of the Securities and Exchange Commission, all common stock equivalents issued within one year of the Company's anticipated initial public offering have been considered outstanding for all periods using the treasury stock method. Due to the conversion of the Series A Preferred Stock into Common Stock, historical earnings per share for 1996 is not meaningful.


NOTE 2.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued
Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior year periods, basic EPS would have been ($.18) and ($.35) for the quarters ended June 30, 1997 and 1996 (pro forma), respectively, and ($.16) and ($.44) for the six months ended June 30, 1997 and 1996 (pro forma), respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

    In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW -- FACTORS THAT MAY AFFECT FUTURE RESULTS

    When used below in connection with matters that may occur in the future, the words "anticipate", "estimate", "expect" or similar words identify forward looking statements within the meaning of federal securities laws. Forward looking statements below are based on the Company's current expectations of future events. The matters described in the forward looking statements are subject to risks and uncertainties. The actual results of these matters may differ substantially from the results anticipated by the Company. The Company cannot assure that future results will meet its current expectations. Risks and uncertainties relating to forward looking statements and to the Company's business include, but are not limited to, those described below, under "Factors That May Affect Our Business", in the Company's Annual Report on
Form 10-K for the fiscal year ended December 31, 1996 and in other documents that may be subsequently filed with the Commission.

RESULTS OF OPERATIONS

    The following tables set forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales (except for income taxes, which are shown as a percentage of pretax income).
The results of operations for the six and three month periods ended June 30, 1997 and 1996 are not necessarily indicative of future results or results to be expected for the full year.

                                            Three Months Ended  Six Months Ended
                                                  June 30,         June 30,
                                               1997      1996     1997    1996
                                            ------------------  ----------------
Net sales. . . . . . . . . . . . . . . . .    100.0%     100.0%   100.0%  100.0%
Gross profit . . . . . . . . . . . . . . . .   42.0       41.0     43.0    40.8
Operating expenses . . . . . . . . . . . . .   51.4       52.1     46.5    45.2
Operating income . . . . . . . . . . . . . .   (9.4)     (11.2)    (3.5)   (4.4)
Interest expense . . . . . . . . . . . . . .    1.0        6.6      0.6     5.5
Net income (loss) before provision for
  income taxes . . . . . . . . . . . . . . .  (10.7)     (17.3)    (4.2)   (9.4)
Provision (benefit) for income taxes . . . .  (39.6)     (37.9)   (39.7)  (39.5)
Net income (loss)  . . . . . . . . . . . . .   (6.5)     (10.7)    (2.5)   (5.7)




THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

NET SALES. Net sales increased by 38.3% to $31.1 million from $22.5 million for the three months ended June 30, 1997 ("Second Quarter 1997") over the three months ended June 30, 1996 ("Second Quarter 1996").

    Net sales to wholesale customers increased by 48.3% to $25.6 million from $17.2 million for Second Quarter 1997 compared to Second Quarter 1996. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from (i) the introduction of new products, including Tekware, (ii) higher levels of sales of existing products and (iii) increased sales through the Summit Shop program.

    Company-operated retail sales for Second Quarter 1997 increased by 5.5% to $5.5 million from $5.2 million for Second Quarter 1997 compared to Second Quarter 1996.

GROSS PROFIT. Gross profit as a percentage of net sales for Second Quarter 1997 was 42.0% compared to 41.0% for Second Quarter 1996. The higher gross margin was primarily attributable to improved pricing in production.

OPERATING EXPENSES. Operating expenses, which include selling, marketing, and general administrative expenses, increased by 36.4% to $16.0 million from $11.7 million for Second Quarter 1997 compared to Second Quarter 1996, primarily as a result of increases in variable and fixed costs to support the growth of the Company's business.

INTEREST EXPENSE. Interest expense decreased to $.3 million from $1.5 million for Second Quarter 1997 compared to Second Quarter 1996 primarily as a result of the application of the proceeds from the Company's initial public offering in July 1996 and secondary offering in November 1996 which was used to repay debt.

PROVISION FOR INCOME TAXES. Income tax benefit as a percent of pretax income was approximately 40% for Second Quarter 1997 compared to 38% for Second Quarter 1996. This increase relates to the mix of the Company's pretax earnings between the U.S. and the United Kingdom, which have different tax rates.

SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO SIX MONTHS ENDED JUNE 30, 1996


NET SALES. Net sales increased by 31.7% to $70.4 million from $53.5 million for the six months ended June 30, 1997 (the "First Six Months 1997") compared to the six months ended June 30, 1996 (the "First Six Months 1996").

    Net sales to wholesale customers increased by 41.9% to $56.9 million from $40.1 million for First Six Months 1997 compared to First Six Months 1996. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from (i) the introduction of new products, including Tekware, (ii) higher levels of sales of existing products and (iii) increased sales through the Summit Shop program.

    Company-operated retail sales increased by 2.2% to $13.5 million from $13.2 million for First Six Months 1997 compared to First Six Months 1996. This increase was due to the addition of the new outlet in July 1996.

GROSS PROFIT Gross profit as a percentage of sales for First Six Months 1997 was 43.0% compared to 40.8% for First Six Months 1996. The higher gross margin was attributable to improved pricing in production as well as lower levels of discounted sales for Company-operated retail sales.

OPERATING EXPENSES Operating expenses, which include selling, marketing, and general and administrative expenses, increased by 35.4% to $32.7 million from $24.2 million for First Six Months 1997 compared to First Six Months 1996, primarily as a result of increases in variable and fixed costs to support the growth of the Company's business.

INTEREST EXPENSE Interest expense decreased to $.4 million from $2.9 million for First Six Months 1997 compared to First Six Months 1996 primarily as a result of the application of the proceeds from the Company's initial public offering in July 1996 and secondary offering in November 1996 which was used to repay debt.

PROVISION FOR INCOME TAXES Benefits for income taxes as a percent of pretax loss for First Six Months 1997 approximated the First Six Months 1996 at approximately 40%.



LIQUIDITY AND CAPITAL RESOURCES

    During the six months ended June 30, 1997, the Company used cash of approximately $20.8 million for operations, primarily due to increased levels of inventory and accounts receivable. These funds were provided by existing cash balances and borrowings under the Company's credit facility.

    Historically, the Company's ability to maintain adequate levels of inventory was constrained by its capital resources. As a result of increases in its credit facility, as well as the Company's public offerings in 1996, the Company has increased its levels of inventory in order to better enable it to meet reorder demand in key products. The Company anticipates that inventory levels will continue to increase as the Company expands its business and implements its core inventory replenishment program. Such inventory increases are expected to be financed by borrowings under the Company's credit facility. The increased inventories resulting from this core inventory replenishment program may result in increased excess inventory and material, increased markdowns and lower margins.

    The Company's credit facility provides for borrowings up to $60.0 million under its revolving line of credit with actual borrowings limited to available collateral (approximately $55.3 million of gross availability as of June 30, 1997) and for up to $5.0 million under a term note for capital expenditures (approximately $5.0 million of remaining availability as of June 30, 1997) from three financial institutions. The credit facility also provides a sublimit for letters of credit of up to $25.0 million to finance the Company's purchases of merchandise inventories from foreign suppliers. As of June 30, 1997, the Company had approximately $9.3 million of letters of credit outstanding under the credit facility. The credit facility contains certain financial covenants that the Company was in compliance with as of June 30, 1997.

    The Company estimates that its capital expenditures in 1997 will be approximately $13.0 to $15.0 million. This amount will be used principally for investment in Summit Shops, the upgrade of management information systems, the expansion of the Company's administration and distribution facilities, new technology center, expansion of its European sales and marketing operations and remodel of existing retail stores.

    The Company anticipates that cash generated from operations, cash available under the Company's credit facility and through increased bank financing, will be sufficient to satisfy its cash requirements for at least the next 12 months.

FACTORS THAT MAY AFFECT OUR BUSINESS

Certain statements set forth herein which refer to future financial items, economic performance or operations are forward looking, and actual results may differ materially from the results expected by the Company. The Company's future growth and operating results may be adversely effected by a number of factors, including those set forth below and elsewhere herein. There may also be important, unforeseen risks not described herein.

CONSUMER PREFERENCES Consumer demand for the Company's products may be adversely effected if consumer interest in outdoor activities does not grow or declines. If the Company is unable to respond successfully to changes in consumer preferences, or if consumer preferences shift toward competing products or away from the Company's product categories altogether, the Company's business would be adversely effected. The Company cannot assure future growth or consumer demand for its products.

MANAGING GROWTH If the Company's business grows, the Company may have increased difficulties in managing product design, hiring, marketing, distribution, management information and other resources, and in obtaining and effectively managing supplies, manufacturing services and working capital. The Company's future profitability will be critically dependent on its ability to achieve and manage potential future growth effectively.

WHOLESALE STRATEGY The Company's wholesale customers consist almost exclusively of specialty outdoor product retailers. The Company cannot assure that its existing customers will increase their purchases of the Company's products, that future preseason wholesale orders will increase, or that the Company will be able to fill reorders during each season. Because the Company expects its wholesale business to constitute an increasing percentage of total sales going forward, overall gross margins may continue to decline in the future. The Company's wholesale strategy also depends on its ability to achieve increased sales through its Summit Shop program. Risks of this program include sourcing and managing higher inventory levels, funding all or most of the cost of the Summit Shop fixtures without assurance of additional sales and profits, and the need to supply products that maintain consumer demand on a year round basis. There can be no assurance that additional Summit Shops will be opened in a timely manner or that their cost or performance will meet the Company's expectations. If the Summit Shop program is unsuccessful, the Company risks write-offs of inventory and fixtures that could have a material adverse effect on the Company's business. The Company believes that the success of its Summit Shop program will be highly dependent on market acceptance of its recently introduced Tekware-TM- line of products, of which there can be no assurance.

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

RELIANCE ON UNAFFILIATED MANUFACTURERS The Company currently relies on approximately 50 unaffiliated manufacturers to produce nearly all of its products, with 10 of the manufacturers producing approximately 75% of the Company's products in 1996. The Company has no long-term contracts with its manufacturing sources, and it competes with other companies for production facilities and import quota capacity. Any disruption in the Company's ability to obtain manufacturing services could have a material adverse effect on the Company's business. The Company has occasionally received, and may in the future receive, shipments of products from manufacturers that fail to conform to the Company's quality control standards. The Company established a core inventory replenishment program in October 1996 to facilitate reorders of core products, and cannot assure that this program will meet reorder requirements or avoid excess inventory.

KEY SUPPLIERS Certain important material used in the Company's products are only available from one or a limited number of independent suppliers. The Company's future success may depend upon the Company's continued ability to purchase supplies of technically advanced textiles developed by third parties. The

Company cannot assure that it will be able to obtain in the future adequate supplies of technically advanced materials or that desired purchase terms or other benefits of past purchases, such as supplier's funding of development costs and co-op advertising arrangements, will continue.

FLUCTUATION IN SALES Sales of the Company's products historically have fluctuated due to external conditions such as weather and economic recessions or other conditions which reduce consumer spending. The Company expects to continue to experience seasonality in the future. Historically, the Company has realized substantially all of its profits in the third quarter and has recognized losses in the first and second quarters of each year.

INTERNATIONAL OPERATIONS The Company's business is subject to the risks generally associated with doing business abroad. The Company imports more than 50% of its merchandise from contract manufacturers located outside of the United States, primarily in the Far East. A significant portion of the Company's products is produced in China. From time to time, the U.S. government has considered imposing punitive tariffs on apparel and other exports from China. The imposition of any such tariff could disrupt the supply of the Company's products, which could have a material adverse effect on the Company's results of operations.

COMPETITION AND TRADEMARKS The Company faces intense competition from major brand name apparel companies, other large companies, and smaller businesses specializing in outdoor products. The Company owns and uses a number of trademarks, some of which may be important in maintaining or creating a competitive advantage and consumer demand. Certain competitors in the United States and abroad have copied and may in the future copy certain of the Company's trademarks and designs. The Company is also aware of certain counterfeiting of the Company's products. Without authorization from the Company, a third party has filed an application in China to register as a trademark the Chinese characters for "North Face" and a copy of the Company's "N" design, and, unless successfully opposed, this application could result in material adverse consequences to the Company's business. There is no assurance that the Company's efforts to stop or reduce the copying or counterfeiting of its trademarks or products will be successful, that the Company's trademarks will not violate the proprietary rights of others, or that the Company will be able to avoid or successfully defend challenges to its trademarks or other intellectual property in the United States or abroad.

KEY PERSONNEL The Company recently announced a shift in its executive responsibilities pursuant to which Marsden S. Cason was named Chairman of the Board of Directors and William N. Simon was named Chief Executive Officer in addition to his role as President. This change was due in part to health considerations affecting Mr. Cason. In addition, the Company recently announced that Roxanna Prahser, its Chief Financial Officer, has resigned in order to spend more time with her family. While the Company is currently interviewing candidates to succeed Ms. Prahser as Chief Financial Officer, there can be no assurance that the Company will find a suitable candidate in the near future. The unanticipated loss of one or more current senior executives or key employees, or the failure to adequately replace any departed executive or key employee on a timely basis, could have a significant adverse effect on the Company's business.

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

STOCK MARKET RISKS The trading price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering in July 1996, and may fluctuate in the future as a result of many factors, including the Company's operating results, new products introduced by the Company or its competitors, market conditions for the Company's products, changes in earnings estimates by analysts, results reported by the Company which are more or less than estimates by analysts, and speculation in the trade or business press. The trading price may also be effected by retail industry, stock market, or economic factors unrelated to the Company's performance. Future sales of substantial amounts of Common Stock by existing stockholders may also adversely effect prevailing market prices for the Common Stock and could impair the Company's ability to raise equity capital in the future.


                             PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The following matters were approved at the Company's annual meeting of stockholders on May 13, 1997;

         (a) The following class I Directors were elected:
             Name                 For            Withheld
             ----                 ---            --------
             Robert P. Bunje      10,420,216     4,900
             Michael Doyle        10,420,216     4,900

         (b) The ratification of the selection of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 1997:

             For                  Against          Abstain
             ---                  -------          -------
             10,417,461           3,200            4,455



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits
              (11.1)     Computation of Per Share Earnings
              (27.1)     Financial Data Schedule

         (b)  Reports on Form 8-K
              No reports on Form 8-K were filed by the Company during the three-month period ended June 30, 1997.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  THE NORTH FACE, INC.
                                      (REGISTRANT)



     Dated: August 14, 1997  By:        /s/  William N. Simon
                                  ------------------------------------
                                  William N. Simon
                                  Chief Executive Officer


     Dated: August 14, 1997  By:        /s/  Roxanna Prahser
                                  ------------------------------------
                                  Roxanna Prahser
                                  Chief Financial Officer
                                  (Principal Financial and Accounting
                                  Officer of the Registrant)

                                  INDEX OF EXHIBITS



The following exhibits are included herein:

11.1      Computations of Net Income Per Share

27.1      Financial Data Schedule