Form 10-Q
period 1997-09-30
NORTH FACE INC
filed 1997-11-13
CIK 1013749

                             UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                               FORM 10-Q


 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
----      SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended September 30, 1997

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
----      OF 1934
          For the transition period from ______________ to ______________


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

Former name, former address and former fiscal year,
if changed since last report:                              N/A


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No
    ------         -----

The number of shares of Common Stock, with $0.0025 par value, outstanding on November 12, 1997, was 11,325,056.

                      THE NORTH FACE, INC.

                      SEPTEMBER 30, 1997


                      INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                  PAGE NO.

     ITEM 1 -  Financial Statements (unaudited)

         Condensed Consolidated Balance Sheets........................3

         Condensed Consolidated Statements of Operations..............4

         Condensed Consolidated Statements of Cash Flows..............5

         Notes to Condensed Consolidated Financial Statements.........6

     ITEM 2 -  Management's Discussion and Analysis of Financial
               Condition and Results of Operations....................7



PART II.       OTHER INFORMATION

     ITEM 1 -  Legal Proceedings.....................................13
     ITEM 6 -  Exhibits and Reports on Form 8-K......................13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              THE NORTH FACE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                  (unaudited)

                                     ASSETS

                                                                       September 30,  December 31,  September 30,
                                                                           1997           1996          1996
                                                                       -------------  ------------  -------------
Current Assets:
Cash and cash equivalents............................................   $     1,184    $    8,315    $       882
Trade accounts receivable, net.......................................        72,314        21,405         49,961
Other receivables....................................................         6,147         4,038          5,672
Inventories..........................................................        42,253        31,475         34,149
Other current assets.................................................         6,367         4,075          5,728
                                                                       -------------  ------------  -------------
  Total current assets...............................................       128,265        69,308         96,392

Property and equipment, net..........................................        18,136        12,039          9,316
Trademarks and intangibles, net......................................        29,271        29,346         29,527
Other assets.........................................................         2,325         1,255            630
                                                                       -------------  ------------  -------------
  Total assets.......................................................   $   177,997    $  111,948    $   135,865
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------

                                LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses, and other current liabilities....   $    34,490    $   18,775    $    28,155
Short term borrowings and current portion of long-term debt and
 capital lease obligations...........................................        33,139            95         30,079
                                                                       -------------  ------------  -------------
  Total current liabilities..........................................        67,629        18,870         58,234

Long-term debt and obligations under capital leases..................         4,976           135          1,184
Other long-term liabilities..........................................         6,646         6,444          6,622
Subordinated debt....................................................             0             0          9,433
                                                                       -------------  ------------  -------------
  Total liabilities..................................................        79,251        25,449         75,473
                                                                       -------------  ------------  -------------
Stockholders' equity:
Common Stock, $.0025 par value - 50,000,000 shares authorized;
 9,946,023 issued and outstanding at September 30, 1996; 11,200,000
 at December 31, 1996; and 11,258,000 at September 30, 1997..........            29            29             25
Additional paid-in capital...........................................        79,578        76,130         51,869
Subscriptions receivable.............................................            (2)          (95)          (112)
Retained earnings....................................................        19,108        10,113          8,822
Cumulative translation adjustments...................................            33           322           (212)
                                                                       -------------  ------------  -------------
  Total stockholders' equity.........................................        98,746        86,499         60,392
                                                                       -------------  ------------  -------------
  Total liabilities and stockholders' equity.........................   $   177,997    $  111,948    $   135,865
                                                                       -------------  ------------  -------------
                                                                       -------------  ------------  -------------

          See accompanying notes to consolidated financial statements

                              THE NORTH FACE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                                                   Three Months Ended      Nine Months Ended
                                                                     September 30,           September 30,
                                                                    1997       1996        1997         1996
                                                                  ---------  ---------  -----------  -----------
Net Sales.......................................................  $  87,007  $  68,138  $   157,436  $   121,629
Cost of Sales...................................................     47,318     37,435       87,491       69,119
                                                                  ---------  ---------  -----------  -----------
Gross Profit....................................................     39,689     30,703       69,945       52,510
Operating Expenses..............................................     20,802     17,672       53,550       41,852
                                                                  ---------  ---------  -----------  -----------
Operating Income................................................     18,887     13,031       16,395       10,658
Interest Expense................................................       (910)      (907)      (1,330)      (3,834)
Other Income (Expense), net.....................................       (125)        15         (150)         287
                                                                  ---------  ---------  -----------  -----------
Income Before Provision for Income Taxes and Extraordinary
 Loss...........................................................     17,852     12,139       14,915        7,111
Provision for Income Taxes......................................      7,085      4,727        5,920        2,738
                                                                  ---------  ---------  -----------  -----------
Income Before Extraordinary Loss................................     10,767      7,412        8,995        4,373
Extraordinary Loss on Extinguishment of Debt, Net of Income
 Taxes of $575..................................................     --           (863)     --              (863)
                                                                  ---------  ---------  -----------  -----------
Net Income......................................................  $  10,767  $   6,549  $     8,995  $     3,510
                                                                  ---------  ---------  -----------  -----------
                                                                  ---------  ---------  -----------  -----------
Earnings Per Share (1996, pro forma):
  Income Before Extraordinary Loss..............................  $    0.92  $    0.70  $      0.77  $      0.51
  Extraordinary Loss............................................  $  --      $   (0.08) $   --       $     (0.10)
                                                                  ---------  ---------  -----------  -----------
  Net Income....................................................  $    0.92  $    0.62  $      0.77  $      0.41
                                                                  ---------  ---------  -----------  -----------
                                                                  ---------  ---------  -----------  -----------
Weighted Average Shares Outstanding.............................     11,749     10,557       11,749        8,532

  See accompanying notes to consolidated financial statements.

                              THE NORTH FACE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                                           Nine Months Ended
                                                                                      September 30,  September 30,
                                                                                          1997           1996
                                                                                      -------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME                                                                             $     8,995    $     3,510
Adjustments to reconcile net income to cash provided by (used in) operating activities:
  Depreciation and amortization                                                              3,269          2,660
  Deferred income taxes                                                                         12             (5)
  Provision for doubtful accounts                                                              207            568
  Extraordinary loss on debt extinguishment                                                      0            863
  Tax benefit of exercise of stock options                                                   3,067          1,049
Effect of changes in:
  Accounts receivable                                                                      (51,116)       (35,206)
  Inventories                                                                              (10,778)       (13,101)
  Other assets                                                                              (6,002)        (6,284)
  Accounts payable and accrued liabilities                                                  15,917         12,063
                                                                                      -------------  -------------
NET CASH USED IN OPERATING ACTIVITIES                                                      (36,429)       (33,883)
                                                                                      -------------  -------------
INVESTING ACTIVITIES:
  Purchase of fixed assets                                                                  (8,678)        (2,531)
                                                                                      -------------  -------------
NET CASH USED IN INVESTING ACTIVITIES                                                       (8,678)        (2,531)
                                                                                      -------------  -------------
FINANCING ACTIVITIES:
  Borrowings on long term debt                                                               6,706          2,825
  Long term debt repayments                                                                   (300)       (21,358)
  Proceeds from revolver, net                                                               31,479         18,003
  Payment of debt acquisition costs                                                            (94)          (262)
  Proceeds from issuance of stock                                                              474         35,148
                                                                                      -------------  -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                   38,265         34,356
                                                                                      -------------  -------------
Effect of foreign currency fluctuations on cash                                               (289)           117
                                                                                      -------------  -------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                            (7,131)        (1,941)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                               8,315          2,823
                                                                                      -------------  -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                               $     1,184    $       882
                                                                                      -------------  -------------
                                                                                      -------------  -------------

          See accompanying notes to consolidated financial statements.

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

     These financial statements have been prepared by the Company in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (the "Form 10-K"). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

     Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1997. These unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

     The financial statements included herein are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 1996, has been prepared from the Consolidated Balance Sheet as of December 31, 1996 included in the Form 10-K.

     Pro Forma Information - Upon consummation of the Company's initial public offering in July 1996, all outstanding shares of Series A Preferred Stock were converted into 4,220,808 shares of Common Stock. The net income per share and shares used in per share calculations for the three and nine month periods ended September 30, 1996 reflect this conversion as of the beginning of the period. In accordance with the rules of the Securities and Exchange Commission, all common stock equivalents issued within one year of the Company's anticipated initial public offering have been considered outstanding for all periods using the treasury stock method. Due to the conversion of the Series A Preferred Stock into Common Stock, historical earnings per share for 1996 is not meaningful.

NOTE 2.   RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). The Company is required to adopt SFAS 128 in the fourth quarter 1997 and will restate at that time earnings per share (EPS) data for prior periods to conform with SFAS 128. Earlier application is not permitted. SFAS 128 replaces current EPS reporting requirements and requires a dual presentation of basic and diluted EPS. Basic EPS excludes dilution and is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock. If SFAS 128 had been in effect during the current and prior year periods, basic EPS before extraordinary item would have been $.96 and $.75 for the quarters ended September 30, 1997 and 1996 (pro forma), respectively, and $.80 and $.55 for the nine months ended September 30, 1997 and 1996 (pro forma), respectively. If SFAS 128 had been in effect during the current and prior year periods, basic EPS after extraordinary item would have been $.96 and $.66 for the quarters ended September 30, 1997 and 1996 (pro forma), respectively, and $.80 and $.44 for the nine months ended September 30, 1997 and 1996 (pro forma), respectively. Diluted EPS under SFAS 128 would not have been significantly different than EPS currently reported for the periods.

     In June 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130 "Reporting Comprehensive Income", which requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from non-owner sources; and No. 131 "Disclosures about Segments of an Enterprise and Related Information", which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

OVERVIEW - FACTORS THAT MAY AFFECT FUTURE RESULTS

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

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales (except for income taxes, which are shown as a percentage of pretax income). The results of operations for the nine and three month periods ended September 30, 1997 and 1996 are not necessarily indicative of future results to be expected for the full year.

                                                                         Three Months Ended    Nine Months Ended
                                                                           September 30,         September 30,
                                                                          1997       1996       1997       1996
                                                                        ----------------------------------------
Net sales.............................................................      100.0%     100.0%     100.0%     100.0%
Gross profit..........................................................       45.6       45.1       44.4       43.2
Operating expenses....................................................       23.9       25.9       34.0       34.4
Operating income......................................................       21.7       19.1       10.4        8.8
Interest expense......................................................        1.0        1.3        0.8        3.1
Income before provision for taxes and extraordinary item..............       20.5       17.8        9.5        5.8
Provision for income taxes............................................       39.7       39.0       39.7       38.5
Income before extraordinary item......................................       12.4       10.9        5.7        3.6
Net income............................................................       12.4        9.6        5.7        2.9


THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES. Net Sales increased by 27.7% to $87.0 million from $68.1 million for the three months ended September 30, 1997 ("Third Quarter 1997") over the three months ended September 30, 1996 ("Third Quarter 1996").

     Net sales to wholesale customers increased by 29.2% to $78.0 million from $60.4 million for Third Quarter 1997 compared to Third Quarter 1996. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from (i) the introduction of new products, including Tekware-TM-, (ii) higher levels of sales of existing products and (iii) increased sales through the Summit Shop program.

     Company-operated retail sales for Third Quarter 1997 increased by 14.5% to $8.9 million from $7.8 million for Third Quarter 1997 compared to Third Quarter 1996. This increase is due to increased sales in comparable stores combined with a new outlet in July 1997.

GROSS PROFIT. Gross profit as a percentage of net sales for Third Quarter 1997 was 45.6% compared to 45.1% for Third Quarter 1996. The higher gross margin was primarily attributable to improved pricing in production.

OPERATING EXPENSES. Operating expenses, which include selling, marketing, and general administrative expenses, increased by 17.7% to $20.8 million from $17.7 million for Third Quarter 1997 compared to Third Quarter 1996, primarily as a result of increases in variable and fixed costs to support the growth of the Company's business. However, operating expenses as a percentage of net sales declined from 25.9% to 23.9% reflecting the Company's operating expense leverage.

INTEREST EXPENSE. Interest expense for Third Quarter 1997 approximated Third Quarter 1996 at $.9 million as a result of comparable average levels of outstanding debt.

PROVISION FOR INCOME TAXES. Income tax expense as a percent of pretax income was approximately 39.7% for Third Quarter 1997 compared to 39.0% for Third Quarter 1996. This increase relates to the estimated mix of the Company's pretax earnings between the U.S. and the United Kingdom, which have different tax rates.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

NET SALES. Net Sales increased by 29.4% to $157.4 million from $121.6 million for the nine months ended September 30, 1997 (the "First Nine Months 1997") compared to the nine months ended September 30, 1996 (the "First Nine Months 1996").

     Net sales to wholesale customers increased by 34.2% to $134.8 million from $100.4 million for First Nine Months 1997 compared to First Nine Months 1996. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from (i) the introduction of new products, including Tekware-TM-, (ii) higher levels of sales of existing products and (iii) increased sales through the Summit Shop program.

     Company-operated retail sales increased by 6.7% to $22.4 million from $21.0 million for First Nine Months 1997 compared to First Nine Months 1996. This increase was due to the addition of one new outlet store in July 1996.

GROSS PROFIT. Gross profit as a percentage of sales for First Nine Months 1997 was 44.4% compared to 43.2% for First Nine Months 1996. The higher gross margin was primarily attributable to improved pricing in production.

OPERATING EXPENSES. Operating expenses, which include selling, marketing, and general and administrative expenses, increased by 28.0% to $53.6 million from $41.9 million for First Nine Months 1997 compared to First Nine Months 1996, primarily as a result of increases in variable and fixed costs to support the growth of the Company's business. However, operating expenses as a percentage of net sales declined from 34.4% to 34.0% reflecting the Company's operating expense leverage.

INTEREST EXPENSE. Interest expense decreased to $1.3 million from $3.8 million for First Nine Months 1997 compared to First Nine Months 1996 primarily as a result of the application of the proceeds from the Company's initial public offering in July 1996 and secondary offering in November 1996 to repay debt.

PROVISION FOR INCOME TAXES   Income tax expense as a percent of pretax income
was approximately 39.7% for First Nine Months 1997 compared to 38.5% for the First Nine Months 1996. This increase relates to the estimated mix of the Company's pretax earnings between the U.S. and the United Kingdom, which have different tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     During the nine months ended September 30, 1997, the Company used cash of approximately $36.4 million for operations, primarily due to increased levels of inventory and accounts receivable. These funds were provided by existing cash balances and borrowings under the Company's credit facility.

     Historically, the Company's ability to maintain adequate levels of inventory was constrained by its capital resources. As a result of increases in its credit facility, as well as the Company's public offerings in 1996, the Company has increased its levels of inventory in order to better enable it to meet demand for its key products. The Company anticipates that inventory levels will continue to increase as the Company expands its business and implements its core inventory replenishment program. Such inventory increases are expected to be financed by borrowings under the Company's credit facility. The Company's credit facility provides for borrowings up to $60.0 million under its revolving line of credit with actual borrowings limited to the lesser of $60.0 million or available collateral (approximately $60.0 million of gross availability as of September 30, 1997) and for borrowings of up to $5.0 million under a term note for capital expenditures which was fully utilized as of September 30, 1997. The credit facility also provides a sub-limit for letters of credit of up to $25.0 million to finance the Company's purchases of merchandise inventories from foreign suppliers. As of September 30, 1997, the Company had approximately $7.9 million of letters of credit outstanding under the credit facility. The credit facility contains certain financial covenants that the Company was in compliance with as of September 30, 1997.

     The Company estimates that its capital expenditures in 1997 will be approximately $14.0 to $16.0 million. This amount will be used principally for investment in Summit Shops, the upgrade of management information systems, the expansion of the Company's administration and distribution facilities, a new technology center, the expansion of its European sales and marketing operations and remodel of existing retail stores.

     The Company anticipates that cash generated from operations, cash available under the Company's credit facility and through increased bank financing, will be sufficient to satisfy its cash requirements for at least the next 12 months.

FACTORS THAT MAY AFFECT OUR BUSINESS

Certain statements set forth herein which refer to future financial items, economic performance or operations are forward looking, and actual results may differ materially from the result expected by the Company. The Company's future growth and operating results may be adversely effected by a number of factors, including those set forth below and elsewhere herein. There may also be important, unforeseen risks not described herein.

CONSUMER PREFERENCES. Consumer demand for the Company's products may be adversely affected if consumer interest in outdoor activities declines or does not grow. If the Company is unable to respond successfully to changes in consumer preferences, or if consumer preferences shift toward competing products or away from the Company's product categories altogether, the Company's business would be adversely effected. The Company cannot assure future growth or consumer demand for its products.

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

WHOLESALE STRATEGY. The Company's wholesale customers consist almost exclusively of specialty outdoor product retailers. The Company cannot assure that its existing customers will increase their purchases of the Company's products, that future preseason wholesale orders will increase, or that the Company will be able to fill reorders during each season. Because the Company expects its wholesale business to constitute an increasing percentage of total sales going forward, overall gross margins may decline in the future. The Company's wholesale strategy also depends on its ability to achieve increased sales through its Summit Shop program. Risks of this program include sourcing and managing higher inventory levels, funding all or most of the cost of the Summit Shop fixtures without assurance of additional sales and profits, and the need to supply products that maintain consumer demand on a year round basis. There can be no assurance that additional Summit Shops will be opened in a timely manner or that their cost or performance will meet the Company's expectations. If the Summit Shop program is unsuccessful, the Company risks write-offs of inventory and fixtures that could have a material adverse effect on the Company's business. The Company believes that the success of its Summit Shop program will be highly dependent on market acceptance of its recently introduced Tekware-TM-line of products, of which there can be no assurance. The Company established a core inventory replenishment program in October 1996 to facilitate reorders of core products, and cannot assure that this program will meet reorder requirements or avoid excess inventory, which may result in increased markdowns and lower margins.

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

RELIANCE ON UNAFFILIATED MANUFACTURERS. The Company currently relies on approximately 50 unaffiliated manufacturers to produce nearly all of its products, with 10 of the manufacturers producing approximately 75% of the Company's products in 1997. The Company has no long-term contracts with its manufacturing sources, and it competes with other companies for production facilities and import quota capacity. Any disruption in the Company's ability to obtain manufacturing services could have a material adverse effect on the Company's business. The Company has occasionally received, and may in the future receive, shipments of products from manufacturers that fail to conform to the Company's quality control standards.

KEY SUPPLIERS. Certain important material used in the Company's products are only available from one or a limited number of independent suppliers. The Company's future success may depend upon the Company's continued ability to purchase supplies of technically advanced textiles developed by third parties. The Company cannot assure that it will be able to obtain in the future adequate supplies of technically advanced materials or that desired purchase terms or other benefits of past purchases, such as a supplier's funding of development costs and co-op advertising arrangements, will continue.

FLUCTUATION IN SALES; SEASONALITY. Sales of the Company's products historically have fluctuated due to external conditions such as weather and economic recessions or other conditions which reduce consumer spending. Historically, the Company has realized substantially all of its profits in the third quarter and has recognized losses in the first and second quarters of each year. The Company expects to continue to experience seasonality in the future.

INTERNATIONAL OPERATIONS. The Company's business is subject to the risks generally associated with doing business abroad. The Company imports more than 50% of its merchandise from contract manufacturers located outside of the United States, primarily in the Far East. A significant portion of the Company's products is produced in China. From time to time, the U.S. government has considered imposing punitive tariffs on apparel and other exports from China. The imposition of any such tariff could disrupt the supply or substantially increase the cost of the Company's products, either of which could have a material adverse effect on the Company's results of operations.

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

KEY PERSONNEL. The unanticipated loss of one or more current senior executives or key employees, or the failure to adequately replace any departed executive or key employee on a timely basis, could have a significant adverse effect on the Company's business. Christopher F. Crawford has recently joined the Company as its Chief Financial Officer. There can be no assurance that any newly-hired executive or key employee can successfully manage the Company's operations.

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

        None material.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          (11.1) Computation of Per Share Earnings

          (27.1) Financial Data Schedule

     (b)  Reports on Form 8-K

          No reports on Form 8-K were filed by the Company during the three-month period ended September 30, 1997.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE NORTH FACE, INC.
                                             (REGISTRANT)


     Dated: November 13, 1997          By: /s/ William N. Simon
                                       --------------------------------
                                       William N. Simon
                                       Chief Executive Officer



     Dated: November 13, 1997          By:  /s/ Christopher F. Crawford
                                       --------------------------------
                                       Christopher F. Crawford
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer of the Registrant)

                        INDEX OF EXHIBITS


The following exhibits are included herein:

  11.1  Computation of Net Income Per Share

  27.1  Financial Data Schedule