Form 10-K
period 1997-12-31
NORTH FACE INC
filed 1998-03-06
CIK 1013749

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                    FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

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

     On February 20, 1998, the aggregate market value of the registrant's voting stock held by non-affiliates was $321,782,282.

     As of February 20, 1998, the number of shares of the registrant's Common Stock outstanding was 11,543,759.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of stockholders scheduled for March 31, 1998, are incorporated by reference in
Part III of this report.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

The North Face, Inc., a Delaware corporation, together with its consolidated subsidiaries (the "Company"), designs and distributes technically sophisticated outerwear, skiwear, functional sportswear, tents, sleeping bags, backpacks and daypacks, all under The North Facer name. The Company believes that The North Facer is the world's premier brand of high-performance outdoor apparel and equipment.

Certain statements in this report marked with an asterisk (*) are forward looking, and actual results may differ materially from the results expected by the Company. The Company's future growth and operating results may be adversely affected by a number of factors, including those set forth under "Factors That May Affect The Company's Business" and elsewhere below in Item 1 of this report. There may also be important, unforeseen risks not described herein.

INDUSTRY OVERVIEW

Technical outdoor apparel and equipment historically have been used primarily by professional climbers and serious outdoor enthusiasts. In recent years, these products have become increasingly popular among a broader group of consumers. The Company believes that this growth has been the result primarily of: (i) an increase in outdoor recreational activities by the general population; (ii) a shift in consumer preferences leading to a growing demand for highly functional products at the expense of fashion-oriented products;
(iii) a growing acceptance of outdoor apparel as casual wear; and (iv) an increase in the technical sophistication of products in this field.

PRODUCTS

The Company offers a broad range of high-performance, technically-oriented outerwear, skiwear, outdoor equipment and functional sportswear ("Tekware") designed for extreme applications, such as high altitude mountaineering, ice climbing, rock climbing, backpacking, skiing, snowboarding, hiking, training and adventure travel. The Company characterizes its apparel-related products as "equipment for the body." As a result of the experience gained over more than 30 years as the brand of choice for many of the world's most challenging high altitude and polar expeditions, The North Facer has achieved a unique level of authenticity. The Company's broad product line and manifesto: "For over thirty years, individuals whose lives depend on the performance of their gear consistently choose The North Face," truly differentiates The North Face from any other company in the world. The North Facer products are original designs and carry a lifetime warranty for the original owner against defects in materials and workmanship. In 1996, sales of outerwear, equipment, skiwear, Tekware and other products represented approximately 52%, 25%, 12%, 7% and 4%, of net sales, respectively. In 1997, sales of outerwear, equipment, skiwear, Tekware, Ascentials and other products represented approximately 48%, 22%, 10%, 12%, 4%, and 4%, of net sales, respectively.

The Company's goal is to offer the most technically advanced products in its field and to establish the industry standard in each product category.* The Company designs many of its products for extreme applications, such as high altitude mountaineering, ice climbing and back-country skiing, which it believes represent only a small fraction of its potential customers. These products serve to reinforce The North Facer brand image while appealing to non-extreme users. The Company also strives to offer products at more moderate price-points that remain "best of class" by incorporating many of the features, materials and technology used in its leading edge designs.* The Company believes that this product design philosophy enhances The North Facer brand while appealing to the broader consumer market.

OUTERWEAR

The Company's outerwear is engineered to provide protection in cold, wet and windy conditions and to accommodate the range of motion required for the most extreme activities. It is designed to adapt to varying conditions and situations, taking into account the unpredictability of the weather and the fact that some outdoor activities alternate between periods of extreme exertion and total rest, requiring a proper balance between ventilation and insulation. Each year, the Company enhances its outerwear lines by adding new products and design innovations.* Overall, the Company introduced 21 new outerwear products for 1998. The Company currently offers three classifications of outerwear: Expedition, search and rescue and technical.

EXPEDITION OUTERWEAR

EXPEDITION SYSTEMr is an advanced, integrated cold- weather clothing system in which several pieces (including full-body suits, pants, jackets, vests, anoraks and accessories) work together in layers to create warmth, protection and safety. Products in the category feature materials which the company believes to be state-of-the-art including, Gore-Texr, 700 fill power goose down and Polarr fleece. Since 1994, the Company has significantly expanded the Expedition Systemr product line by creating new families of products around existing products, such as the Mountain Light and Denali fleece families, adding new product segments, such as the Himalayan and Kichatna Series, significantly upgrading and restyling existing products, such as the Nuptse Series, and adding products such as those specifically designed for women.

SEARCH AND RESCUE OUTERWEAR

SEARCH AND RESCUEr introduced a new concept to the outdoor industry. This collection of one-piece suits, shells and fleece is designed to support and protect mountain search and rescue teams in extreme weather conditions. Although intended for search and rescue experts, several pieces within the collection are expected to appeal to consumers who desire its protective attributes for less extreme outdoor activities.

TECHNICAL OUTERWEAR

The Company's new Technical Outerwear collection is offered in four components: zip together Gore-Texr shells and goose down garments; waterproof/breathable Hydrosealr shells; microfiber windwear; and high performance fleece.

The SUMMIT Series of technically advanced Gore-Texr jackets and pants are designed to provide protection from very wet and windy conditions. When these shells are zipper mated with the Company's Ascent goose down jackets and vests, they provide effective insulation against cold weather. This is a high performance series intended for serious outdoor enthusiasts.

The EXPLORER Series' coats, jackets and pants represent a new generation of weatherproof shells, designed as a moderately priced alternative to the Company's Gore-Texr shells. These products feature Hydrosealr, The North Face's new, proprietary waterproof/breathable laminated fabric. This series of seam sealed shells is intended to extend the reach of the Company's outerwear to a wider audience.

The HIGH AEROBIC OUTPUT SERIES consists of jackets and pants designed to provide protection in conditions of wind and light rain. Featuring The North Face's proprietary Hydrenaliner fabric, these garments are applicable to a wide range of pursuits, including, running, mountain biking, hiking and other aerobic outdoor activities.

The HIGH PERFORMANCE FLEECE SERIES consists of jackets, vests, sweat shirts and pants made from advanced Polartecr polyester knitted fabrics. Included among these products is the Company's best selling, 300 weight Denali Jacket and its innovative bi-component UltraWickr pullovers. The Company believes that the fast wicking capabilities of its UltraWickr garments are substantially superior to cotton sweatshirts and represent a significant sales growth opportunity.

TEKWARETM

In 1996, The Company entered the broader casual apparel market with its introduction of TekwareTM, a line of high-performance apparel made from a new generation of synthetic fabrics and developed in collaboration with E.I. DuPont de Nemours & Co. ("DuPont") and other companies. Tekware is offered in three lines --- Climbing, Training and Trekking --- each with styles for men and women. Each line features a collection of pants, shorts, shirts, pullovers, vests, tank tops and tights, each in several styles. Tekware is designed for serious outdoor pursuits but is especially functional for everyday use. The Company currently offers 94 Tekware products for Fall 1998. Preseason orders for Tekware for the 1998 Spring season increased more than 132% over the 1997 Spring season.

ADVANTAGES OF TEKWARE-TM- OVER COTTON CLOTHING

Features                                  Tekware      Cotton
--------------------------------------  -----------  -----------
Quick Drying                                /X/
Abrasion Resistant                          /X/
Shrink Resistant                            /X/
Tear Resistant                              /X/
Fade Resistant                              /X/
Stain Resistant                             /X/
Mildew Resistant                            /X/

Tekware provides an effective complement to the Company's other product offerings and will continue to be prominently featured in the Company's Summit Shops (see description of Summit Shops following).* The Company believes Tekware will be very appealing to a wide range of customers and will increase the amount of selling space devoted to The North Facer products in its dealers' stores.* The Company believes Tekware's broad, year-round product line supplemented with consistent new product introductions will help create sustained consumer interest in The North Facer brand.* In addition, Tekware has increased potential to become a repeat or "replenishment" business for the Company as consumers purchase new sportswear to complement or replenish their existing wardrobes.*

EQUIPMENT

Equipment is critical to The North Facer image and reputation and plays an extremely important role in its research, development, field testing and marketing activities. The Company offers three lines of technical outdoor equipment: tents, sleeping bags and backpacks. The Company increased its equipment sales during 1996 and 1997 by introducing new products and refining existing products. The Company has introduced 34 new equipment products for 1998.

TENTS. The Company currently offers an extensive line of 20 tent models, designed to suit a wide variety of weather conditions and applications. The Company offers 10 expedition-quality tents, including models such as the VE-25, long renowned as the world's finest base camp tent, and the Mountain Tent, rated by CLIMBING MAGAZINE in 1995 as the best two-person expedition tent. In January 1998, BACKPACKER Magazine awarded The North Face, Inc. a Silver Service Award in honor of the Company's Oval Intention tent, the "geodesic dome tent" that revolutionized tent design. The crossed pole structure pioneered in the Oval Intention makes shelters self-standing and more wind resistant. The one-time Silver Service Awards pay tribute to innovations, people, and organizations that have had a significant, positive impact on the state of backpacking during the past 25 years. Additionally, BACKPACKER Magazine recently gave the Company a 1998 Editor's Choice Award for its Soloist Bivy, a bivy bag with crisscrossing poles to provide tent-like shelter for the soloist. The Company's best selling tents are its three-season and recreational tents that also offer a number of advanced features and are used by a wide range of consumers for backpacking and camping.

SLEEPING BAGS. The Company offers 26 models of sleeping bags for mountaineering and backpacking that differ in insulation, shell fabrics and linings. The Company offers 13 models in its goose down line and 13 models in its synthetic insulated line of sleeping bags to provide comfort in temperatures ranging from -35F to +40F. Many of the Company's sleeping bags feature proprietary design and materials. For Fall 1996, the Company introduced synthetic sleeping bags made from Polarguard 3D, a high-performance product developed by Hoechst Corporation ("Hoechst"). The Company's sleeping bags continue to be the choice of many of the worlds high altitudes polar expeditions.

BACKPACKS. The Company offers a line of backpacks grouped into three categories: (i) large volume, internal-frame packs for extended backcountry trips; (ii) "tech packs" for specific sport activities; and (iii) day packs, which are included in the Company's Ascentials product group. The large-volume, internal-frame pack category consists of three different lines based on differing load-carrying efficiencies. These packs are made in a range of torso lengths and in sizes to fit both men and women. The "tech pack" line consists of 15 models of sport-specific packs designed with the participation of the Company's teams of climbers, explorers and extreme skiers for specific activities, such as high altitude climbing, ice climbing, rock climbing, backcountry skiing and snowboarding.

SNOWSPORTS - SKIWEAR AND SNOWBOARDWEAR

The Company's skiwear and snowboardwear is designed for extreme skiing and backcountry snowboarding. While the Company's skiwear is designed for extreme users, it has become increasingly popular among recreational skiers. The North Facer skiwear products include parkas, jackets, anoraks, ski pants, ski suits, gloves and other accessories. The Company's five skiwear collections -
- Steep Techr, Men's Extremer Gear, Women's Extremer Gear, Men's Extremer Light, Women's Extremer Light and E.G.- Tech (new for Fall 1998)-- have been designed for specific applications, including backcountry skiing. The Company's skiwear offers highly technical features for optimal weather protection, maximum freedom of movement and appropriate ventilation, including the use of tough, abrasion-resistant fabrics, such as Kevlar, that are strategically overlaid or inset for added protection in areas of excessive wear and tear, such as shoulders and elbows. For 1998, the Company has introduced 35 new skiwear products.

For Fall 1998, the Company's new snowboardwear, Roam and Chaos, feature materials specially designed for toughness, water resistance and breathability. The Company's snowboardwear is designed for serious backcountry athletes and is constructed with many of the performance details found in the Company's expedition outerwear.

ASCENTIALS

ASCENTIALS is comprised of the Company's line of technical apparel and equipment accessories. Technical apparel accessories include a range of high-performance thermal underwear, head wear, gloves and mittens which have been tested extensively throughout the world in extreme conditions. This collection was expanded significantly in 1996 with the introduction of daypacks, lumbar packs and cargo bags, providing an opportunity for a wide audience of hikers, students and the general public to own The North Facer product at a more moderate price. For 1998, the Company has introduced additional new products in the categories of daypacks, lumbar packs, cargo bags, ballistics luggage and other accessories.

RESEARCH, DESIGN AND DEVELOPMENT

The Company's goal is to offer the most technically advanced products in the world that establish the industry standard in each of the Company's product categories.* To remain on the leading edge of product design and materials technology, the Company continually evaluates trends, monitors the needs and desires of consumers and works with its materials suppliers to develop new materials and products to enhance product designs.* The Company always strives to develop proprietary products.*

The Company regularly reviews its product lines and actively seeks input from a variety of sources. At the forefront of the product development effort is a 30-member product development team, which includes experts in textiles and design engineering. This team, which is responsible for overseeing testing of designs and introducing new outerwear, equipment, skiwear and Tekware, is organized along major product lines in a team-based structure. The product development team works primarily with staff designers and also with outside contract designers. In addition, the Company's teams of climbers, explorers and extreme skiers also are important participants in the Company's research, design and development effort.

The product development cycle, from initial design to introduction, can take from 12 to 18 months (tents and backpacks may require even more time). A new product may be produced in several prototypes before being submitted for testing. New designs are tested by the Company's teams of climbers, explorers and extreme skiers and by in-house and independent laboratories, as well as by other Company personnel. The North Face maintains a materials testing laboratory to execute a variety of tests, including water resistance, air permeability, tear strength and abrasion resistance. In 1998, the Company plans to establish a state-of-the-art technology center located at the Company's headquarters, which will feature advanced laboratory testing equipment and environmental chambers enabling the simulation of varied severe weather conditions.* This technology center will be unique and will significantly enhance and shorten the Company's product development cycle.*

The Company's products are designed with materials that are essential to their technical performance. Most of these materials are developed in collaboration with major suppliers, such as W. L. Gore & Associates, DuPont, Hoechst, Malden Mills, Burlington Industries, and Mitsui Textiles. The Company works closely with these and other suppliers to develop high-performance materials that result in lighter, stronger and more efficient products. With each innovative material, the Company generally seeks proprietary use or an exclusivity period, usually one to two years, after which the supplier is free to make the material generally available. These suppliers frequently provide much of the funding for research and development of the materials they are developing for the Company, and often contribute to the costs of promoting products incorporating their material.* The suppliers' willingness to work with The North Face in the development of these "next-generation" products is attributed to the Company's unique position as the most innovative outdoor apparel and equipment company in the industry.

MARKETING AND PROMOTION

The Company's goal is to increase brand awareness by projecting a top-quality, technical, extreme and authentic image that appeals to professionals and serious outdoor enthusiasts as well as to broader segments of the population.* The Company conveys an extreme and highly technical image by featuring world-class climbers, explorers, skiers and snowboarders using the Company's products on high altitude, polar or backcountry expeditions. The Company's marketing materials utilize language and images that, while directed to the extreme athlete, also create an emotional connection with broader segments of the population.

The Company believes that it has obtained a high level of brand awareness and loyalty from the extreme users of its products. In order to bolster the loyalty of these individuals and to further enhance its extreme image, the Company is increasing its support of selected high altitude and polar expeditions and its teams of climbers, explorers and skiers.* The North Facer products have been the brand choice of many of the world's most challenging expeditions for over 30 years. A small sampling of these expeditions includes the 1969 Arctic Institute of North America Altitude Expedition; 1978 American Woman's Himalayan Expedition; 1987 International K-2 Expedition; 1989 Trans-Antarctica Expedition; 1992 American Gasherbrum IV Expedition; 1994 Sagmartha Environmental Expedition; 1995 Ak-Su Kyrgyzstan Expeditions; 1996 Shipton Spire Expeditions; 1997 Middle Triple Peak Expedition; 1997 Women's Morrocco Expedition; and 1997 Queen Maud Land Expedition.

Recognizing that the product choices of professional athletes influence consumer preferences, the Company employs and/or has entered into contracts with several world-class professional climbers, including Conrad Anker, Kitty Calhoun, Greg Child, Lynn Hill, Alex Lowe, Pete Athans, Peter Croft, Nancy Feagin, Jay Smith and Thomas Huber; extreme skiers Scot Schmidt, Rick Armstrong, Yuji Hirayama and Rob and Eric DesLauriers; and backcountry snowboarders Stephen Koch, John Griber,and Jim and Bonnie Zellers. These athletes are essential to the Company's product research, design and testing. In addition, they participate in promotional activities on behalf of the Company, including demonstrations and appearances at exhibitions, tradeshows, retailer clinics and promotional events, and appear in photos to promote the Company in catalogs, advertisements, posters and videos. The Company has entered into relationships with the Professional Ski Instructors of America, the National Ski Patrol, and the American Association of Snow Board Instructors, pursuant to which each of these organizations endorses the Company's skiwear and snowboardwear.

In 1994, the Company began an ongoing comprehensive consumer advertising campaign in outdoor and ski publications. The Company's advertisements appear in magazines such as OUTSIDE, CLIMBING MAGAZINE, BACKPACKER, and MEN'S HEALTH, and POWDER. The Company also has received editorial coverage in a wide range of general interest and some outdoor publications, including THE NEW YORK TIMES, NATIONAL GEOGRAPHIC, VOGUE and MEN'S JOURNAL as well as broadcast media and film coverage. The Company provides a wide assortment of point-of-purchase advertising support to retailers, including catalogs, descriptive product hangtags and visual aids. Many of these point-of-purchase marketing tools are integrated into the Company's Summit Shops (described below). The Company also promotes sales by presenting sizable product displays at three industry trade shows, two of which are held in the Spring and one in the Fall of each year. In 1997, the Company incurred expenditures for advertising and promotional activities, which were approximately 4% of net sales. These costs are in addition to the marketing dollars provided through cooperative relationships with certain key suppliers and research partners.

SUMMIT SHOPS

In the third quarter of 1996, the Company introduced Summit Shops, year-round concept shops dedicated to The North Facer products and which are located within certain of its wholesale customers' stores. Summit Shops are intended to increase sales at existing specialty retailers by offering an attractively designed, professionally merchandised, dedicated selling space featuring an array of The North Facer products.* The objectives of the Summit Shops are to: (i) have year-round floor space within selected specialty retailers' stores which is dedicated to The North Face's products; (ii) help the Company's specialty retailers compete against mainstream apparel retailers;
(iii) create a repeat customer base; (iv) modernize the specialty retailers' approach to merchandising The North Facer products; (v) provide the ability to closely monitor retail sell-through at specialty retailers; and (vi) maintain a consistent product assortment and marketing presentation at the specialty retail level.* The Company has designed the appearance of each Summit Shop, including its fixtures, merchandise displays, descriptive placards and graphic images, to increase consumer awareness of The North Facer brand and image. The Company provides merchandising support for the Summit Shops, while the specialty retailer provides the customer service, sales personnel and the actual floor space. The Company also provides sales and product training for the specialty retailers' personnel who work in the Summit Shops. Each Summit Shop is expected to follow certain operational guidelines and maintain minimum inventory levels.

A total of 42 Summit Shops were opened in 1996, followed by an additional 160 shops in 1997. These shops averaged approximately 430 square feet in size. The Company expects to open a minimum of 173 additional Summit Shops in 1998 under a revised program which will provide a selection of four typical formats, each varying in size and design, to better match Summit Shop designs with the store's environment and capacity.* While the Company expects future Summit Shops to be an average of 425 feet with an average investment by the Company for furniture and fixtures of approximately $35,000, there can be no assurance that Summit Shops will not require substantially more total capital investment in the future.*

SELECTIVE DISTRIBUTION

To preserve the integrity of The North Facer image and reputation, the Company currently limits its distribution to retailers that market products that are consistent with the Company's technical standards and that provide a high level of customer service and technical expertise. The Company currently sells its products to a select group of specialty mountaineering, backpacking and skiing retailers, premium-sporting goods retailers and major outdoor specialty retail chains. The Company does not sell its products to national general sporting goods chains or to discount stores. The Company sells its products in the United States to approximately 840 wholesale customers, representing an estimated 1,350 store fronts. In Canada, the Company sells its products to approximately 260 wholesale customers, representing an estimated 290 store fronts, and in Europe, it sells to approximately 650 wholesale customers, representing an estimated 950 store fronts. Major customers of the Company include Recreational Equipment Inc., and Eastern Mountain Sports, Inc.

While the Company intends to continue to add selected new wholesale customers, it anticipates focusing primarily on increasing sales to existing wholesale customers.* To accomplish this, the Company has continued to broaden its product line, including the introduction of Tekware and Assentials, introduce Summit Shops and enhance the core inventory replenishment program. Additionally, the Company has and will continue to develop counter-seasonal products and will continue to introduce staircasing of products to reach a broader consumer base. The Company believes that Summit Shops have increased and will continue to increase sales by expanding selling space devoted to, and improving the merchandising of, The North Facer products.* By increasing availability of the Company's best selling products, the Company believes its core inventory replenishment program has contributed to more consistent product flow to its wholesale customers, particularly those with Summit Shops.* Additionally, the Company believes that its core inventory replenishment program has contributed, and will continue to contribute to, an increased ability to meet reorder demand.* In 1997, the Company's reorders increased 66% over 1996.

The Company's products are sold to wholesale customers in the United States by employee sales representatives, and in Canada and Europe by independent sales representatives. Sales representatives conduct in-store clinics to educate sales personnel on the technical qualities and uses of the Company's products, provide customer support, review each retail account on a periodic basis and assist the Company in forecasting levels of product needs. Independent sales representatives in Canada and Europe are paid on a commission basis.

The Company maintains a specialty retailer and customer service department to handle orders and consumer inquiries as well as a warranty department to handle the repair or replacement of defective or damaged merchandise. All of the Company's products (other than those sold through the Company's outlet stores) are covered by a lifetime warranty.

The Company currently distributes its products in the United States from its 250,445 square foot facility in Vacaville, California. In Canada the Company operates a 22,400 square foot distribution and administrative facility in Brampton, Ontario, and in Europe the Company operates a 77,200 square foot distribution and administrative facility in Port Glasgow, Scotland. In May 1998, the Company intends to outsource its Canadian warehousing and shipping functions to a third-party distribution company.* The majority of the Company's U.S. products are shipped by Road Package Systems (RPS) and common carriers.

RETAIL OPERATIONS

RETAIL STORES. The Company's retail operations are an important component of its marketing and product development strategies and provide a distinctive environment in which to merchandise and sell The North Facer product line. Located primarily in high-end retail shopping districts and regional shopping malls, these stores carry a broad range of The North Facer outerwear, equipment, skiwear, Tekware and Assentials as well as a small percentage of complementary products from other manufacturers that enhance the technical nature and heritage of the brand. The Company believes that as a result of the Company's ability to control the visual presentation and product assortment in its retail stores, these stores help build brand awareness and introduce consumers to a broad range of The North Facer products. These stores also provide a means for the Company to test the appeal of new products and merchandising techniques. By working closely with store personnel, many of whom are outdoor enthusiasts, the Company also obtains customer feedback that influences product design and development.

The following table shows the approximate retail selling space at each of the Company's nine retail stores:

                                        Approximate
                                          Selling
                                          Square         Year
Location                                  Footage      Opened
--------------------------------------  -----------  -----------
Denver, CO..................               8,500        1973
Boulder, CO.................               3,400        1982
Seattle, WA.................               4,600        1985
Oakbrook, IL................               3,000        1991
San Francisco, CA...........               8,100        1991
Schaumberg, IL..............               3,400        1991
Costa Mesa, CA..............               5,500        1993
Palo Alto, CA...............               7,800        1994
Chicago, IL.................              12,000        1995

Although the Company considers its retail stores to be an important aspect of its business strategy, the Company currently has no plans to open additional retail stores, particularly given its focus on the introduction of additional Summit Shops.* The Company believes that Summit Shops will provide many of the same benefits as its Company-operated retail stores and that the substantially reduced operational and financial commitments associated with Summit Shops will result in a higher return on investment.* The Company is considering establishing a brand-enhancing flagship store, possibly in 1999.*

OUTLET STORES. The Company operates three outlet stores, located in Berkeley and San Francisco, California and Freeport, Maine. An additional temporary outlet has been operating in Vacaville, California and is closing in March 1998. In 1998, the Company plans to open outlets in Woodbury, New York, Quebec, Canada and Port Glasgow, Scotland.* The outlets serve primarily as an effective means to liquidate discontinued and excess wholesale merchandise.

INTERNATIONAL OPERATIONS

International sales accounted for approximately 26% of the Company's net sales in 1997. In 1996, the Company implemented an integrated world-wide approach to product development, sourcing and marketing in order to reduce costs, ensure consistent worldwide operations and create a unified global brand. By offering substantially the same product lines and promoting the same extreme image in catalogs, advertising and point of purchase materials, the Company has positioned The North Facer brand in Europe to be consistent with the brand image in the United States and Canada. Outside the United States, The North Facer products are sold to wholesale customers in Europe and Canada through the Company's wholly-owned subsidiaries and by a licensee in Hong Kong and Macao. In Japan and Korea, substantially all of the Company's trademarks are owned by Kabushiki Kaisha Goldwin ("Goldwin"), with which the Company shares a business cooperation and marketing alliance.

EUROPE. The Company believes that it is currently well positioned in Europe to take advantage of the same industry trends that are occurring in the United States.* Although the Company has operated in Europe for more than 14 years and believes that it is recognized as a leader in the design, marketing and distribution of highly technical outdoor apparel and equipment, only recently has the Company begun to provide additional resources in Europe to increase sales.* These additional resources include the hiring of a new Chief Executive Officer for the Company's European operations in April 1997, the establishment of a strategically located Sales and Marketing Center in northern Italy, the expansion and enhancement of the Company's European sales force and further integration of European and U.S. product development and sourcing functions. The Company's European operations are headquartered in Scotland. The Company distributes its products directly to approximately 650 wholesale customers representing an estimated 950 store fronts throughout Europe. Its primary markets are the United Kingdom, Germany, Italy, France, Spain, Sweden, Denmark and The Netherlands. Independent sales representatives reporting to the Company's sales director are responsible for sales in each country.

CANADA. The Company's Canadian operations are headquartered in Brampton, Ontario, and include a distribution center, customer service, administrative and warranty service departments. Since early 1995, the Company has sold its products in Canada through independent sales representatives to approximately 260 wholesale customers representing an estimated 290 store fronts in Canada, primarily in British Columbia, Ontario and Quebec. Prior to 1995, the Company's products were sold in Canada through a licensee. Recently, the Company announced its plan to consolidate certain of its administrative and customer service functions of its Canadian operations within the United States. In addition, the Canadian distribution capabilities are being outsourced to a third party.

ASIA. In Japan and Korea, substantially all of the Company's trademarks are owned by Goldwin, a leading manufacturer and distributor of high-end sports and outdoor apparel and equipment. The North Facer is the leading high-performance outdoor brand in Japan. The Company and Goldwin work closely together in the areas of product design, sourcing and brand imaging. The Company believes that Goldwin shares the Company's strategy of building a unified global brand. The Company benefits from this relationship by selling products made in the United States to Goldwin and by charging an administrative fee for orders, which Goldwin adds to the Company's production in China and Southeast Asia. In Hong Kong and Macao, the Company's products are sold through a licensee, Mitsui & Co., Ltd. ("Mitsui"). The Company plans to capitalize on its growing worldwide strength by exploring sales opportunities in other Asian and Pacific Rim countries.*

SOURCING AND MANUFACTURING

The Company sources most of its products through approximately 50 unaffiliated manufacturers in North America, Asia and Europe, including Hong Kong, China, Taiwan, Korea, Indonesia, Bangladesh, Thailand, Portugal and the Philippines. The Company's European subsidiary operates a small manufacturing factory in Scotland, which accounts for a minor portion of the Company's total production. The Company has implemented a global sourcing strategy that is expected to enable it to achieve greater economies of scale, improve gross margins and maintain uniform quality standards for its products.* The Company believes that it enjoys good relationships with its suppliers and manufacturers and has the ability to secure the necessary capacity to meet increased demand for its products.*

To ensure that products manufactured by others are consistent with its standards, the Company manages all key aspects of the production process, including establishing product specifications, selecting the materials to be used to produce its products and the suppliers of such materials, and negotiating the prices for such materials. The Company maintains a staff of quality control specialists which conducts on-site inspections throughout the production process, including at the mills before the fabrics are shipped, at the factories as the products are made and, finally, before the finished products are shipped.

The Company currently is engaged primarily in a two season, wholesale business, Spring (January to June) and Fall (July to December). Wholesale customers place preseason orders from one to eight months prior to the beginning of the season for deliveries throughout the season. Reorders are taken throughout the season and are based on availability. With the introduction of the Company's new Tekware line and Summit Shops, the Company anticipates that it increasingly will be supplying its products on a year-round basis.* The Company introduced a core inventory replenishment program in October 1996, under which it attempts to maintain stocks of key products. In addition, beginning with the Spring 1998 season, the Company introduced an order policy wherein shipments are prioritized according to the date the order is placed. The order policy was implemented to encourage wholesale dealers to place orders early allowing the Company greater insight and flexibility in the sourcing process.

The Company's Merchandise Forecasting and Planning Department analyzes information which it receives from the Company's various sales operations as well as historical and market data and develops forecasts for the Company's products. These forecasts are regularly updated to reflect advance orders and reorders and are used to develop production quantities. The Company's Product Acquisition Department, in turn, issues purchase orders to the Company's unaffiliated manufacturers. Unaffiliated manufacturers purchase the materials specified by the Company and manufacture and ship the products to the Company. The Company's unaffiliated manufacturers sell finished products to the Company on an FOB basis and are at risk for the quality and timely delivery of the products. In 1997, between 30% and 35% of the Company's total production requirements were financed with letters of credit; the balance was purchased under open terms, typically ranging from 14 to 60 days.

MANAGEMENT INFORMATION SYSTEMS

The Company recognizes the important nature of advanced computerization in maintaining and improving its level of service, internal and external communication and overall competitive position. The Company's management information and electronic data processing systems consist of a full range of financial, distribution, merchandising, forecasting and retail systems. The Company has been analyzing its current systems with an eye toward future requirements, including Year 2000 compliance issues. Recently, the Company completed a thorough analysis of its existing information systems and new systems implementation plan. The Company concluded that its existing systems and enhancement plans are satisfactory for the next several years, however, to achieve the Company's long-term growth plans, it must move toward a much stronger and more dynamic enterprise software package. This new system will be more appropriate and compatible with the objectives laid out in the Company's recently completed strategic plan.* In the interim, the Company has initiated the process of making its existing system Year 2000 compliant and expects to be completed with this task by the end of 1998 at an internal cost of approximately $400,000.* In the quarter ended December 31, 1997, the Company wrote off $1.8 million of costs associated with its previous and now discarded system implementation plan. Further, the Company expects to spend a total of between $2.0 million and $3.0 million in 1998 to begin the process of designing and implementing a new enterprise-wide information system.* An additional $3.0 million to $4.0 million is expected to be spent in 1999 to complete this implementation.* The Company believes that once in place, the new systems, along with routine upgrades and other enhancements, will be sufficient to accommodate the Company's anticipated growth in sales and planned expansions for the foreseeable future.* However, there can be no assurance that any system implementation or system upgrades will be completed in a timely manner, will be adequate to meet the needs of the Company or will not strain the Company's financial resources.

COMPETITION

The markets for the Company's products are highly competitive, and the recent growth in these markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although the Company believes that it does not compete directly with any single company with respect to its entire range of products, the Company does have significant competitors within each product category. In addition, the Company has recently begun experiencing increased competition from major brand-name apparel companies who are attempting to duplicate the Company's styles, particularly in the area of functional sportswear. These competitors are larger and have significantly greater financial, marketing and other resources than the Company. While the Company believes that it has been able to compete successfully because of its heritage, brand image and recognition, the broad range and quality of its products, and its selective distribution and customer service policies, including the lifetime warranty that its products carry, there can be no assurance that the Company will be able to maintain or increase its market share in the future. The failure of the Company to compete successfully would materially and adversely affect the Company's business and results of operations.

TRADEMARKS AND LICENSING

The Company considers its trademarks to be among its most valuable assets and has numerous trademark registrations in the United States, Europe and other foreign countries. Among the Company's trademarks are The North Facer, 'N' Design logor, Remote Terrain Gearr, Extreme Gearr, A5r, Expedition Systemr, Extremer, TekwareTM, Steep Techr, Quick PitchTM, HydrenalineTM, Search and RescueTM and VaporWickTM. Because of the popularity of many of the Company's products and their strong brand identity and distinctive design, The North Facer brand in recent years has frequently been subject to unauthorized copying and mislabeling of imitation goods. The Company maintains an aggressive program of trademark enforcement and cooperation with domestic and foreign customs officials and other authorities, and will continue to vigorously defend its trademarks against infringement.*

The Company has licensed its trademarks to Mitsui, which markets Company-designed products under The North Facer name in Hong Kong and Macao. In addition, in Japan and Korea substantially all of the Company's trademarks are owned by Goldwin.

EMPLOYEES

As of December 31, 1997, the Company had 713 employees, of which 554 were employed in the United States, 145 in Europe and 14 in Canada. None of these employees is currently covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS

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

WHOLESALE STRATEGY. The Company's wholesale customers consist, primarily, of specialty outdoor product retailers. The Company cannot assure that its existing customers will increase their purchases of the Company's products, that future preseason wholesale orders will increase, or that the Company will be able to fill reorders during each season. Because the Company expects its wholesale business to constitute an increasing percentage of total sales going forward, overall gross margins may continue to decline in the future. The Company's wholesale strategy also depends on its ability to achieve increased sales through its Summit Shop program. Risks of this program include sourcing and managing higher inventory levels, funding all or most of the cost of the Summit Shop fixtures without assurance of additional sales and profits, and the need to supply products that maintain consumer demand on a year-round basis. There can be no assurance that additional Summit Shops will be opened in a timely manner or that their cost or performance will meet the Company's expectations. If the Summit Shop program is unsuccessful, the Company risks writeoffs of inventory and fixtures that could have a material adverse effect on the Company's business. The Company believes that the success of its Summit Shop program will be highly dependent on market acceptance of its TekwareTM line of products, which was introduced in late 1996.

DEPENDENCE ON NEW PRODUCTS. To continue its growth, the Company must successfully introduce new products and improvements to existing products on an ongoing basis. Risks of new product introductions include targeting new markets involving more casual outdoor uses, offering products in wider price ranges, product obsolescence, increased costs and competition, possible consumer rejection of new products or styles and possible dilution of the Company's product image. In 1996, the Company introduced "TekwareTM," a line of synthetic outdoor apparel. The Company's limited experience in marketing casual apparel, limited distribution channels, and possible consumer resistance to synthetic fabrics could result in slow sales of TekwareTM.

RELIANCE ON UNAFFILIATED MANUFACTURERS. The Company currently relies on approximately 50 unaffiliated manufacturers to produce nearly all of its products, with ten of the manufacturers producing approximately 75% of the Company's products for 1997. The Company has no long-term contracts with its manufacturing sources, and it competes with other companies for production facilities and import quota capacity. Any disruption in the Company's ability to obtain manufacturing services could have a material adverse effect on the Company's business. None of the manufacturers used by the Company produces the Company's products exclusively. The Company has occasionally received, and may in the future receive, shipments of products from manufacturers that
fail to conform to the Company's quality control standards.   The Company
established its core inventory replenishment program to facilitate reorders of core products, and cannot assure that this program will meet reorder requirements or avoid excess inventory.

The Company requires its independent manufacturers to operate in compliance with applicable laws and regulations. Although the Company's internal and vendor operating guidelines promote ethical business practices and the Company's sourcing personnel periodically visit and monitor the operations of its independent manufacturers, the Company does not control these vendors or their labor practices. The violation of labor or other laws by an independent manufacturer of the Company, or the divergence of an independent manufacturer's labor practices from those generally accepted as ethical in the United States, could result in adverse publicity for the Company and could have a material adverse effect on the Company.

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

FLUCTUATIONS IN SALES. Sales of the Company's products historically have fluctuated due to conditions, such as weather and economic recessions or other conditions which reduce consumer spending, which are beyond the Company's control.

INTERNATIONAL OPERATIONS.   The Company's business is subject to the risks
generally associated with doing business abroad. The Company imports more than 60% of its merchandise from contract manufacturers located outside of the
United States, primarily in the Far East.   A significant portion of the
Company's products is produced in China. From time to time, the U.S. government has considered imposing punitive tariffs on apparel and other exports from China. The imposition of any such tariffs could disrupt the supply of the Company's products, which could have a material adverse effect on the Company's results of operations.

COMPETITION AND TRADEMARKS. The Company faces intense competition from major brand-name apparel companies, other large companies, and smaller businesses specializing in outdoor products. The Company owns and uses a number of trademarks, some of which may be important in maintaining or creating a competitive advantage and consumer demand. Certain competitors in the United States and abroad have copied and may in the future copy certain of the Company's trademarks and designs. The Company is also aware of certain
counterfeiting of the Company's products.   Without authorization by the
Company, a third party has filed an application in China to register as a trademark the Chinese characters for "North Face" and a copy of the Company's "N" design. Unless successfully opposed, this application could result in significant adverse consequences to the Company's business. There is no assurance that the Company's efforts to stop or reduce the copying or counterfeiting of its trademarks or products will be successful, that the Company's trademarks will not violate the proprietary rights of others, or that the Company will be able to avoid or successfully defend challenges to its trademarks or other intellectual property in the United States or abroad.

KEY PERSONNEL. The Company's future success will depend, in part, upon the continued efforts of its executive officers and other key personnel and upon the Company's ability to successfully retain current personnel and recruit and retain new personnel. There can be no assurance that any of such persons will remain executive offers or employees of the Company in the future. The loss of one or more current executive officer or key employees could have a significant adverse effect on the Company's business. Christopher F. Crawford joined the Company as its Chief Financial Officer in September 1997 and Karl Heinz Salzburger joined in April 1997 as the Chief Executive Officer of Europe. There can be no assurance that any newly hired executive or key employee can successfully manage or contribute to the Company's operations.

PRODUCT AND WARRANTY LIABILITY. The Company's products are often used in severe weather and other extreme conditions. In 1997, the Company began selling portaledges used as sleeping platforms in big wall rock climbing. There can be no assurance that insurance maintained by the Company will cover possible future losses from product liability claims. The Company maintains a warranty reserve for the lifetime warranty offered on its products, but cannot assure that future claims will not exceed this reserve. Further, in the event that the Company experiences problems with product quality or reliability, its reputation as a provider of high quality products could suffer, which could have a material adverse effect on the Company's business.

STOCK MARKET RISKS. The trading price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering in July 1996, and may fluctuate in the future as a result of many factors, including the Company's operating results, new products introduced by the Company or its competitors, market conditions for the Company's products, changes in earnings estimates by analysts, actual results reported by the Company which may be better or worse than estimates provided by analysts, insider selling of common stock and speculation in the trade or business press. The trading price may also be affected by retail industry, stock market, or economic factors unrelated to the Company's operating performance. Future sales of substantial amounts of Common Stock by existing stockholders may also adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise equity capital in the future. As of February 20, 1998, the Company's directors, officers and certain other affiliates beneficially owned approximately 3.5% of the outstanding shares of the Company's Common Stock.

EXECUTIVE OFFICERS OF THE NORTH FACE, INC.

         Name            Age                  Position
----------------------  ------  ------------------------------------
Marsden S. Cason           55   Chairman
William N. Simon           50   Chief Executive Officer, President
                                   and Director
Karl Heinz Salzburger      40   Chief Executive Officer, Europe
Jack A. Boys               39   Vice President of Marketing
Christopher F. Crawford    40   Chief Financial Officer
Tucker Hacking             42   Vice President of Product Acquisitions
Todd Katz                  35   Vice President of Sales

Mr. Cason has been Chairman of the Company since February 1997 and served as Chief Executive Officer of the Company from June 1994 to February 1997. Mr. Cason joined the Company's predecessor in January 1993 as President and director and served as a director and executive officer of several affiliates of the predecessor. Prior to joining the Company's predecessor, from May 1991 through January 1993, Mr. Cason was the Chief Executive Officer of Carol Management Company and Doral Resort Hotels, an owner and manager of condominiums, hotels and conference centers. Prior to May 1991, Mr. Cason was involved in various business ventures as a chief executive officer.

Mr. Simon has been Chief Executive Officer of the Company since February 1997 and President of the Company since December 1995. From May 1988 through June 1994, Mr. Simon served as the Chairman of the Board of the Company's predecessor and was Vice Chairman of the Company from June 1994 to December 1995. From November 1978 through June 1994, Mr. Simon was Chairman and Chief Executive Officer of Odyssey Worldwide Holdings B.V. ("Odyssey"), a designer and manufacturer of high-end sports and outdoor apparel, and an executive officer and director of several other Odyssey affiliates. Mr. Simon has been involved in the design, manufacturing and sales of outdoor clothing and equipment for over 27 years. In January 1993, Odyssey and certain holding companies affiliated with Odyssey filed for protection in the United States under Chapter 11 of the U.S. Bankruptcy Code. In September 1994, Mr. Simon filed a petition under Chapter 7 of the U.S. Bankruptcy Code and in January 1995 was granted a discharge by the bankruptcy court and the proceeding was dismissed. Mr. Simon personally had guaranteed substantially all of the indebtedness of Odyssey and its affiliated companies and his bankruptcy filing was made in order to terminate his personal liability for these corporate obligations.

Mr. Salzburger was appointed Chief Executive Officer for the Company's European operations effective April 1, 1997. From 1990 to 1997, Mr. Salzburger served in varying capacities with Benetton Sports System, including Vice President where he supervised the European subsidiaries, which market and distribute Nordica, Prince, Rollerblade, Asolo and Killer Loop. He also served as the General Manager of Sales and Marketing for the Nordica Group with Benetton Sports System where he was in charge of the brand strategy and the contribution of each of the Groups brands. From 1986 to 1990, Mr. Salzburger had served as Chief Operating Executive of an Italian manufacturer, Salvagnini Transferica.

Mr. Boys joined the Company as Vice President of Marketing in March 1996.
From December 1993 to March 1996, Mr. Boys was Vice President of Marketing for Avia Group International, Inc., a manufacturer of athletic footwear, and from August 1992 to December 1993 he was Vice President of Marketing for Le Coq Sportif International, an athletic footwear and apparel manufacturer. Mr. Boys spent over 10 years with Converse Inc., an athletic footwear company, where he held various senior marketing management positions. Mr. Boys has over 16 years of experience in the footwear and apparel industry.

Mr. Crawford was appointed as Chief Financial Officer of the Company on August 29, 1997. From March 1992 through May 1997, Mr. Crawford served as the Vice President of Business Development and Strategic Planning for CFM Majestic, Inc. and as Chief Financial Officer for its subsidiary, Vermont Castings, Inc. CFM Majestic is a manufacturer and marketer of premium hearth products. Mr. Crawford is both a C.P.A. and a member of the Oregon Bar.

Mr. Hacking has been Vice President of Product Acquisitions for the Company since April 1996 and Director of Product Acquisitions for the Company and its predecessor from April 1993 through April 1996. From January 1990 to April 1993, Mr. Hacking owned and operated TTH Enterprises, Inc., a company specializing in the sports apparel industry. Previously, Mr. Hacking spent over 10 years with Adidas in Europe and the United States, last serving as the general manager of operations and sourcing for Adidas America, Inc. Mr. Hacking has over 19 years of experience in the apparel industry.

Mr. Katz has been Vice President of Sales for the Company since January 1997. From October 1994 to December 1996, Mr. Katz managed regional sales for the Company in the northwestern United States. From October 1988 to October 1994, Mr. Katz served as a regional sales manager for W. L. Gore & Associates, Inc., manufacturer of Gore-Texr fabrics.

ITEM 2.  PROPERTIES.

The principal executive and administrative offices of the Company are located at 2013 Farallon Drive, San Leandro, California. The general location, use and approximate size of the Company's principal properties, all of which, other than the facility in Scotland, are leased, are set forth below:

                                                                       Approx-
                                                                        imate
                                                                        Gross
                                                                        Square
        Location                             Use                         Feet
------------------------  ------------------------------------------  ----------
San Leandro, CA              Executive and administrative offices       151,000
Vacaville, CA                Distribution Center                        250,445
San Francisco, CA            Retail store                                14,100
Palo Alto, CA                Retail store                                 7,600
Costa Mesa, CA               Retail store                                 7,100
Seattle, WA                  Retail store                                 6,200
Denver, CO                   Retail store                                14,100
Boulder, CO                  Retail store                                 4,300
Chicago, IL                  Retail store                                16,000
Oakbrook, IL                 Retail store                                 4,000
Schaumberg, IL               Retail store                                 5,000
Berkeley, CA                 Outlet                                      14,200
San Francisco, CA            Outlet                                      10,000
Freeport, ME                 Outlet                                       9,100
Vacaville, CA                Temporary Outlet until March 1998            4,500
Port Glasgow, Scotland       European headquarters, distribution         77,200
                                center and manufacturing facility
Brampton, Ontario            Canadian headquarters and distribution      22,400
                                center
Volpago del Montello, Italy  Sales and Marketing Center                  12,600
Quebec, Canada               Outlet (effective February, 1998)            3,000
Boulder, CO                  Sales Office                                 4,300
Poolesville, MD              Sales Office                                 2,600
Seattle, WA                  Sales Office                                   800

ITEM 3.  LEGAL PROCEEDINGS.

     None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.



                                PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS.

The Company's Common Stock is listed on the Nasdaq National Market and trades under the symbol "TNFI." At February 20, 1998, there were approximately 91 stockholders of record. Information concerning certain dividend restrictions under the Company's credit facility is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" below. The Company does not anticipate paying any dividends in the foreseeable future.

Following are the high and low closing prices for the Company's Common Stock for the third and fourth quarters of 1996 and each of the four quarters of 1997:

                                              HIGH      LOW
                                            --------  --------

 Year Ended December 31, 1996
--------------------------------------
 Third Quarter                               $32.00    $15.25
 Fourth Quarter                              $29.75    $19.25

 Year Ended December 31, 1997
--------------------------------------
 First Quarter                               $21.75    $16.00
 Second Quarter                              $19.50    $13.63
 Third Quarter                               $26.88    $18.50
 Fourth Quarter                              $27.63    $18.75

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                              THE NORTH FACE, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                                               The Predecessor(1|
                                              Fiscal Years Ended|                The Company
                                                  March 31,     |           Years Ended December 31,
                                            --------------------| -------------------------------------------
                                              1993       1994   |    1994       1995       1996       1997
                                            ---------  ---------| ----------  ---------  ---------  ---------
                                                                | (Pro Forma) (2)
                                                                |
Net sales                                    $86,710    $87,411 |   $89,187   $121,534   $158,226   $208,403
                                                                |
Operating income (loss)                       (6,548)     3,794 |     7,334     10,524     13,544     21,344
                                                                |
Income (loss) before provision for taxes                        |
 and extraordinary item                       (9,991)     1,548 |     2,680      5,583      9,275     18,357
                                                                |
Income (loss) before extraordinary item     ($10,508)      $826 |    $1,708     $3,485     $5,664    $11,107
                                                                |
                                                                |
                                                                |
Earnings Per Share before extraordinary item:(3)                |
    Basic                                                       |                $0.51      $0.65      $0.98
    Diluted                                                     |                $0.47      $0.62      $0.96
                                                                |
Weighted Average Shares Outstanding: (3)                        |
    Basic                                                       |                6,881      8,747     11,297
    Diluted                                                     |                7,434      9,183     11,578

(1) On June 7, 1994 the Company acquired substantially all of the operating assets of The North Face (the "Predecessor").  Due to the acquisition, and resulting change in accounting basis, and significant differences in the capital structures of the Predecessor and the Company, the financial statements of the Company may not be comparable to the Predecessor.  Additionally, effective December 31, 1994 the Company changed its year end from March 31 to December 31.

(2)  Assumes the acquisition occured on January 1, 1994.
(3)  Pro forma for 1995 and 1996

                                              As of March 31,   |           As of December 31,
                                            --------------------| -------------------------------------------
                                              1993       1994   |    1994       1995       1996       1997
                                            ---------  ---------| ----------  ---------  ---------  ---------
                                                                |
BALANCE SHEET DATA                                              |
                                                                |
Working capital                              $23,725    $22,987 |   $14,189    $22,668    $50,438    $59,117
                                                                |
Total assets                                  53,318     50,363 |    66,549     84,508    111,948    174,280
                                                                |
Short term debt                                  782      1,511 |     1,327      4,838         95     25,734
                                                                |
Long term debt                                48,580     46,895 |    29,047     36,388        135      5,177
                                                                |
Stockholders' equity                         (13,346)   (13,130)|    17,179     20,568     86,499    103,293


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                        THE NORTH FACE, INC.
                      SUMMARY FINANCIAL DATA
               (In thousands, except per share data)

                                                                                As a of Percentage of Sales
                                                 Years Ended December 31,        (except for income taxes)
                                            --------------------------------  -------------------------------
                                              1995       1996        1997       1995       1996       1997
                                            ---------  ---------  ----------  ---------  ---------  ---------
Net sales                                   $121,534   $158,226    $208,403      100.0%     100.0%     100.0%

Gross profit                                  55,064     70,031      95,064       45.3%      44.3%      45.6%

Operating expenses                            44,540     56,487      73,720       36.6%      35.7%      35.4%

Operating income                              10,524     13,544      21,344        8.7%       8.6%      10.2%

Interest expense                              (5,530)    (4,625)     (2,238)      -4.6%      -2.9%      -1.1%

Other income (expense), net                      589        356        (749)       0.5%       0.2%      -0.4%

Income before provision for
 taxes and extraordinary loss                  5,583      9,275      18,357        4.6%       5.9%       8.8%

Provision for income taxes                     2,098      3,611       7,250       37.6%      38.9%      39.5%

Income before extraordinary loss              $3,485     $5,664     $11,107        2.9%       3.6%       5.3%


The following table sets forth, for the periods indicated, the Company's net sales by distribution channel as well as domestic versus international net sales:

                                                For the Years Ended December 31,
                                                -------------------------------
                                                  1995       1996       1997
                                                ---------  ---------  ---------

Wholesale customers                              $87,386   $125,292   $173,430

Company operated retail                           29,968     32,768     34,704

Government                                         4,180        166        269
                                                ---------  ---------  ---------
Total net sales                                 $121,534   $158,226   $208,403
                                                =========  =========  =========

United States                                    $96,069   $120,027   $155,954

International                                     25,465     38,199     52,449
                                                ---------  ---------  ---------
Total net sales                                 $121,534   $158,226   $208,403
                                                =========  =========  =========

GENERAL

ACQUISITION. The assets and certain of the liabilities of the Company's predecessor were acquired in June 1994 (the "Acquisition") by the Company, which had been formed for this purpose.

PRODUCTS. In 1995, sales of outerwear, equipment, skiwear and other products represented approximately 50%, 25%, 14% and 11%, respectively, of net sales. In 1996, sales of outerwear, equipment, skiwear, Tekware, and other products represented approximately 52%, 25%, 12%, 7% and 4%, respectively, of net sales.

In 1997, sales of outerwear, equipment, skiwear, Tekware, Ascentials and other products represented approximately, 48%, 22%, 10%, 12%, 4% and 4% respectively, of net sales.

DISTRIBUTION. The North Face is a global company with operations in the United States, Europe and Canada. To protect the integrity of The North Face brand and ensure a high level of customer service, the Company limits the distribution of its products to a select number of specialty retailers. The Company sells its products to approximately 1,750 wholesale customers representing approximately 2,600 store fronts. Additionally, the Company's products are sold under a trademark licensing agreement in Hong Kong, Japan and Korea.

ORDER CYCLE. The North Face currently is engaged primarily in a two season wholesale business, Spring (January to June) and Fall (July to December). Wholesale customers place preseason orders, which generally are non-cancelable, with the Company from one to eight months prior to the beginning of the season. Reorders are placed throughout the season and products are shipped based on availability. Preseason orders have typically accounted for approximately 75% of total sales to wholesale customers and historically have been an accurate indicator of actual product shipments; however, there can be no assurance that preseason orders will be an accurate indicator of actual product shipments in the future. The Company has decided to increase its investment in inventory of core products to better allow it to capture reorder opportunities. Accordingly, the foregoing percentages may decline in the future. With the introduction of Tekware and Summit Shops, the Company expects that it increasingly will be supplying its products to its wholesale customers on a year-round basis. Preseason orders for the 1998 Spring season increased 25% over preseason orders for the 1997 Spring season.

PRODUCTION CYCLE. Based on preseason orders and expected reorders, the Company places production orders with its contract manufacturers for an entire season three to five months before the beginning of the season. Fixed production prices are agreed upon approximately three months prior to placement of such production orders. As a result, the Company's production costs are relatively predictable one season in advance of the delivery of products. In the past, the Company and its wholesale customers were unable to maximize sales of the Company's most popular products due to the Company's strategy of determining production quantities based primarily on preseason orders. As a result, the Company frequently was unable to meet strong reorder demand for its most popular items. In October 1996, the Company initiated a core inventory replenishment program in which its core products and materials are being inventoried for rapid reorder or manufacturing. As a result of this new program, the Company has maintained and will continue to maintain higher levels of inventories.

SUMMIT SHOPS. In 1996, The North Face introduced Summit Shops in order to increase sales to wholesale customers. There were 14 concept shops, precursors to the Summit Shops, opened in the first six months of 1996 and 28 Summit Shops opened in the second half of 1996, followed by an additional 160 shops in 1997. The Company expects to open a minimum of 173 additional Summit Shops in 1998. Summit Shops are designed to showcase the Company's products using more modern merchandising techniques, enhance the Company's brand and increase sales, while minimizing capital investment. An average 425 square foot Summit Shop is expected to require a total investment by the Company for furniture and fixtures of approximately $35,000. However, there can be no assurance that Summit Shops will not require substantially more total capital investment. Additionally, the Company will incur certain additional marketing and monitoring expenses associated with Summit Shops. The Company's wholesale customers will operate the Summit Shops and own the inventory. The Company will retain ownership of the furniture and fixtures used in the Summit Shops.

COMPANY-OPERATED RETAIL SALES. The North Face currently operates nine retail stores, three outlets and one temporary outlet. New stores and outlets are included in comparable store sales commencing in their thirteenth month of operation. The Company currently does not plan to open any additional retail stores in the near future because the Company believes that Summit Shops will provide comparable merchandising and marketing benefits to those that are received from Company operated retail stores, with a lower commitment of financial and operational resources and a higher return on investment. The North Face's gross margins for its Company-operated retail stores are higher than for sales to its wholesale customers. Consequently, due to the expected growing revenue contribution from the Company's wholesale customers, the Company's overall gross margins are expected to decline in the near term.

GOVERNMENT TENT SALES. The North Face historically has produced tents for the Marine Corps. The timing of these sales has fluctuated historically and is dependent on the Company's obtaining and retaining contracts from the Marine Corps. The timing of the sales under these contracts can significantly affect the Company's quarterly results. In September 1996, the Company received a new tent contract from the Marine Corps totaling approximately $0.9 million with two options for an additional $0.9 million each. The Company expects shipments to commence pursuant to this contract in 1998. There can be no assurance however, that the Company will obtain any additional contracts to produce tents for the Marine Corps in the future.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

NET SALES. Net sales increased by 31.7% to $208.4 million from $158.2 million for 1997 compared to 1996.

Net sales to wholesale customers increased by 38.4% to $173.4 million from $125.3 million for 1997 compared to 1996. This increase related primarily to increased unit shipments to the Company's new and existing wholesale customers resulting from:(i) the introduction of new products, including the Ascentials product line; (ii) significant growth in sales of Tekware, which accounted for over 12% of total sales in 1997 as compared to 7% in 1996; (iii) continued strong sales of existing products; (iv) continued growth in international sales, especially in Europe; and (v) the opening of 160 summit shops during 1997.

Company-operated retail-store sales increased by 5.9% to $34.7 million from $32.8 million for 1997 compared to 1996. This increase was attributable to comparable store sales increases as well as the full- year results of the Freeport, Maine retail outlet opened in July 1996 and the partial-year sales from the temporary Vacaville Outlet.

GROSS PROFIT. Gross profit as a percentage of net sales for 1997 was 45.6% compared to 44.3% for 1996. The higher margin was primarily attributable to improved pricing in production, mix of product, improvements in Tekware gross margins from the low levels associated with its 1996 introduction and general improvements made possible by the Company's increased volume leverage.

OPERATING EXPENSES. Operating expenses include selling, marketing and general and administrative expenses. Operating expenses increased by 30.5% to $73.7 million from $56.5 million for 1997 compared to 1996, primarily as a result of increases in variable and fixed costs to support the growth of the Company's business. Operating expenses decreased as a percentage of net sales to 35.4% for 1997 from 35.7% for 1996. In connection with the decision to select a new enterprise-wide software package, the Company, in December 1997, wrote off capitalized software costs of $1.8 million. Additionally, during the fourth quarter, the Company reassessed its estimate of future warranty liabilities as part of an overall review of the methodology of processing warranty claims.
As a result of this review, the warranty reserve was reduced at December 31, 1997 by $1.2 million, which decreased the 1997 operating expenses.

INTEREST EXPENSE. Interest expense decreased to $2.2 million from $4.6 million for 1997 compared to 1996 primarily as a result of the application of the proceeds from the Company's initial public offering in July 1996 and secondary offering in November 1996 to repay debt, partially offset by higher levels of working-capital related debt incurred in 1997.

PROVISION FOR INCOME TAXES. Provision for income taxes as a percent of pretax income was approximately 39.5% for 1997 compared to 38.9% for 1996. This increase in effective rate relates to the Company entering a higher tax bracket in 1997 as well as the mix of the Company's pretax earnings amongst domestic and international operations, which are subject to different tax rates.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

NET SALES. Net sales increased by 30.2% to $158.2 million from $121.5 million for 1996 compared to 1995.

Net sales to wholesale customers increased by 43.4% to $125.3 million from $87.4 million for 1996 compared to 1995. This increase related primarily to increased unit shipments to the Company's existing wholesale customers resulting from: (i) the introduction of new products, including the initial shipments of Tekware; (ii) continued strong sales of existing products; (iii) better service to wholesale customers; (iv) a more targeted advertising and marketing campaign; and (v) the opening of 42 concept (Summit) shops during 1996.

Company-operated retail-store sales increased by 9.3% to $32.8 million from $30.0 million for 1996 compared to 1995. This increase was attributable to comparable store sales increases of 0.3% as well the opening of one new retail store in October 1995 and one outlet in July 1996. In addition, the Company closed two outlets in mid 1995.

Government sales decreased by 96.0% to $0.2 million from $4.2 million for 1996 compared to 1995. This decrease was due to the timing of government tent shipments under a contract, which was completed in 1995.

GROSS PROFIT. Gross profit as a percentage of net sales for 1996 was 44.3% compared to 45.3% for 1995. The lower margin was primarily attributable to faster growth of wholesale sales compared to retail sales, as well as lower wholesale margins related primarily to lower initial margins on the introduction of the Company's new Tekware line.

OPERATING EXPENSES. Operating expenses include selling, marketing and general and administrative expenses. Operating expenses increased by 26.8% to $56.5 million from $44.5 million for 1996 compared to 1995, primarily as a result of increases in variable and fixed costs to support the growth of the Company's business and the expansion of the merchandising department to launch the Summit Shops program as well as operating costs associated with the operation of a new retail store and outlet. Operating expenses decreased as a percentage of net sales to 35.7% for 1996 from 36.6% for 1995.

INTEREST EXPENSE. Interest expense decreased to $4.6 million from $5.5 million for 1996 compared to 1995 primarily as a result of the application of the proceeds from the Company's initial public offering in July 1996 and secondary offering in November 1996 used to repay debt, offset by higher levels of debt incurred to finance working capital growth.

PROVISION FOR INCOME TAXES. Provision for income taxes as a percent of pretax income was approximately 38.9% for 1996 compared to 37.6% for 1995. This increase relates to the mix of the Company's pretax earnings between the U.S. and the United Kingdom, which have different tax rates.

EXTRAORDINARY ITEM. In 1996, the Company reported a noncash extraordinary charge of approximately $860,000, net of income taxes, as a result of substantially restructuring both the Credit Facility and the Subordinated Note in connection with the Company's initial public offering in July 1996.

QUARTERLY DATA AND SEASONALITY

The following table sets forth certain unaudited financial data for each of the Company's eight fiscal quarters ended December 31, 1997. The operating results for any quarter are not necessarily indicative of results for any future period.

                                           Year Ended December 31, 1997
                                     ---------------------------------------
(In thousands)                          Q1        Q2        Q3        Q4
                                     --------- --------- --------- ---------
Net sales                             $39,342   $31,087   $87,007   $50,967

Gross profit                           17,215    13,041    39,689    25,119

Operating income (loss)                   442    (2,934)   18,887     4,949 (a)

Net Income (Loss)                         235    (2,007)   10,767     2,112

Earnings Per Share:
    Basic                               $0.02    ($0.18)    $0.96     $0.19
    Diluted                             $0.02    ($0.17)    $0.92     $0.18

Weighted Average Shares Outstanding:
    Basic                              11,206    11,222    11,262    11,388
    Diluted                            11,643    11,563    11,708    11,703


                                           Year Ended December 31, 1996
                                     ---------------------------------------
(In thousands)                          Q1        Q2        Q3        Q4
                                     --------- --------- --------- ---------
Net sales                             $31,020   $22,471   $68,138   $36,597

Gross profit                           12,603     9,204    30,703    17,521

Operating income (loss)                   139    (2,512)   13,031     2,886

Income (loss) before extraordinary
  loss                                   (629)   (2,410)    7,412     1,291

Earnings Per Share before extraordinary loss: (pro forma for Q1 and Q2)
    Basic                              ($0.09)   ($0.35)    $0.75     $0.12
    Diluted                            ($0.08)   ($0.33)    $0.71     $0.12

Weighted Average Shares Outstanding:
    Basic                               6,910     6,885     9,887    10,656
    Diluted                             7,401     7,360    10,499    11,121


(a) Includes $1.8 million expense representing the write-off of abandoned system development costs partially offset by a $1.2 million reduction in the warranty reserve.


The Company's business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized substantially all of its profits in the third quarter and has recognized losses during the second quarter, and, until 1997, the first quarter. The Company's results of operations may fluctuate from quarter to quarter as a result of, among other things, the amount and timing of shipments to wholesale customers, government shipments, the timing and magnitude of discounts in retail stores, advertising and marketing expenditures, increases in the number of employees and overhead to support growth and store opening costs.

The Company anticipates that it will continue to incur net losses during the second calendar quarter for the foreseeable future. Additionally, the Company's effective tax rate can vary significantly from quarter to quarter due to the relative mix of earnings from the Company's domestic and international operations, which are taxed at different rates. Finally, there can be no assurance that the Company will continue to be profitable in the first quarter.

LIQUIDITY AND CAPITAL RESOURCES

Throughout 1997, the Company used cash of approximately $18.4 million for operations, primarily due to increased levels of inventory and accounts receivable and $16.9 million for purchases of fixed assets. These funds were provided by existing cash balances and borrowings under the Company's credit facility.

Historically, the Company's ability to maintain adequate levels of inventory was constrained by its capital resources. As a result of increases in its credit facility as well as the Company's public offerings in 1996, the Company increased its level of inventory in order to better enable it to meet reorder demand for its key products. The Company anticipates that inventory and receivable levels will continue to increase as the Company expands its business and continues to enhance its core inventory replenishment program.* Anticipated increases in inventory are expected to be financed by borrowings under the Company's credit facility.* The Company's credit facility currently provides for borrowings up to $60.0 million under its revolving line of credit, with actual borrowings limited to the lesser of $60.0 million or available collateral (approximately $58.4 million of gross availability as of December 31, 1997) of which the Company had $24.4 million outstanding at December 31, 1997 at an average interest rate of 7.41%, and for borrowings of up to $5.0 million under a term note for capital expenditures, which was fully utilized as of December 31, 1997. The credit facility also provides a sublimit for letters of credit of up to $25.0 million to finance the Company's purchases of merchandise inventories from foreign suppliers. At December 31, 1997, the Company had approximately $3.8 million outstanding under this letter-of-credit facility. Additionally, Europe had approximately $2.0 million outstanding letters-of-credit as of December 31, 1997. The credit facility contains certain financial covenants with which the Company was in compliance as of December 31, 1997.

The Company estimates that its capital expenditures in 1998 will be approximately $17.0 to $21.0 million.* This amount will be used principally for investing in Summit Shops, the upgrade of management information systems, the expansion of the Company's administration and distribution facilities, the construction of the new technology center, the expansion of its European sales and marketing operations, and remodeling of its existing stores.

The Company anticipates that cash generated from operations, cash available under the Company's credit facility, and cash through an expected increase in its overall credit facility will be sufficient to satisfy its cash requirements for at least the next 12 months.* However, there can be no assurance that the Company will not require additional capital in 1998 or subsequent years.

FOREIGN EXCHANGE FLUCTUATION

The Company's inventory purchases from contract manufacturers in the Far East are denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. In addition, the Company's sales in Europe and Canada are denominated in the local currencies of the applicable specialty retailer, which may have a negative impact on profit margins or the rate of growth of sales in those countries if the U.S. dollar were to strengthen significantly. Due to the number of foreign currencies involved and the fact that not all of these foreign currencies fluctuate in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income. The Company engages in certain forward foreign exchange hedging activities with respect to its European and Canadian inventory purchases and sales. See Note 11 to the Company's Consolidated Financial Statements.

INFLATION

The Company believes that the relatively moderate rates of inflation over the last two years in the United States, where it primarily competes, have not had a significant effect on its net sales or results of operations. Higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured but also have not had a material effect on the Company's net sales or results of operations. In the past, the Company has been able to offset its cost increases by increasing selling prices or changing suppliers.

ASIA CURRENCY CRISIS

The Company may be affected by the current devaluation of the Asian currencies due to the Company's importing of raw materials to Asia. Furthermore, the Company may be affected by economic and political conditions in each of the countries in which it operates. Risks associated with operating in the international arena include: (i) economic instability, including the possible revaluation of currencies; (ii) extreme currency exchange fluctuations where the Company has not entered into foreign currency forward and option contracts to manage exposure to certain foreign currency commitments hedged any forward transactions; (iii) changes to import or export regulations (including quotas); (iv) labor or civil unrest; and (v) in certain parts of the world, political instability. The Company has not as yet been materially affected by any such risks, but cannot predict the likelihood of such developments occurring or the impact of any such risks to the future profitability of the Company.

IMPACT OF NEW ACCOUNTING STANDARDS

See Note 2 to the Consolidated Financial Statements for a discussion of the impact of new accounting standards.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              THE NORTH FACE, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                    (In thousands, except per share amounts)

                                                For the Years Ended December 31,
                                                -------------------------------
                                                  1997       1996       1995
                                                ---------  ---------  ---------
Net Sales                                       $208,403   $158,226   $121,534
Cost of Sales                                    113,339     88,195     66,470
                                                ---------  ---------  ---------
   Gross Profit                                   95,064     70,031     55,064
Operating Expenses                                73,720     56,487     44,540
                                                ---------  ---------  ---------
   Operating Income                               21,344     13,544     10,524
Interest expense                                  (2,238)    (4,625)    (5,530)
Other Income (expense), net                         (749)       356        589
                                                ---------  ---------  ---------
Income Before Provision for Income
   Taxes and Extraordinary Loss                   18,357      9,275      5,583
Provision for Income Taxes                         7,250      3,611      2,098
                                                ---------  ---------  ---------
Income Before Extraordinary Loss                  11,107      5,664      3,485

Extraordinary Loss on Extinguishment of
   Debt, Net of Income Taxes of $575                 --        (863)       --
                                                ---------  ---------  ---------
Net Income                                       $11,107     $4,801     $3,485
                                                =========  =========  =========

Net Income Per Share before extraordinary item: (1)
    Basic                                          $0.98      $0.65      $0.51
    Diluted                                        $0.96      $0.62      $0.47

Net Income Per Share after extraordinary item: (1)
    Basic                                          $0.98      $0.55      $0.51
    Diluted                                        $0.96      $0.52      $0.47

Weighted Average Shares Outstanding:
    Basic                                         11,297      8,747      6,881
    Diluted                                       11,578      9,183      7,434


(1)  Pro forma for 1996 and 1995.

          SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              THE NORTH FACE, INC.
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                           December 31,
                                                      ----------------------
                                                         1997        1996
                                                      ----------  ----------
                            ASSETS
Current Assets:
Cash and cash equivalents                                $4,511      $8,315
Accounts receivable, net                                 58,367      24,149
Inventories                                              44,697      31,475
Deferred taxes                                            2,779       2,490
Other current assets                                      8,599       2,879
                                                      ----------  ----------
   Total current assets                                 118,953      69,308

Property and equipment, net                              22,955      12,039
Trademarks and intangibles, net                          29,066      29,346
Debt issuance costs, net                                     27          58
Other assets                                              3,279       1,197
                                                      ----------  ----------
   Total assets                                        $174,280    $111,948
                                                      ==========  ==========

                  LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable                                        $22,459     $11,327
Accrued employee expenses                                 2,917       1,924
Short-term borrowings and current portion of
   long-term debt and capital lease obligations          25,734          95
Income taxes payable                                      1,906       1,010
Other current liabilities                                 6,820       4,514
                                                      ----------  ----------
   Total current liabilities                             59,836      18,870
Long-term debt and capital lease obligations              5,177         135
Other long-term liabilities                               5,974       6,444
                                                      ----------  ----------
   Total liabilities                                     70,987      25,449
                                                      ----------  ----------
Commitments and Contingencies                               --          --
Stockholders' equity:
Series A Preferred Stock, $1.00 par value-shares
   authorized 4,000,000; none issued and outstanding        --          --
Common Stock, $.0025 par value-shares authorized
   50,000,000; issued and outstanding 11,502,000 and
   11,200,000, respectively                                  29          29
Additional paid-in capital                               81,727      76,130
Subscriptions receivable                                      0         (95)
Retained earnings                                        21,220      10,113
Cumulative translation adjustments                          317         322
                                                      ----------  ----------
   Total stockholders' equity                           103,293      86,499
                                                      ----------  ----------
   Total liabilities and stockholders' equity          $174,280    $111,948
                                                      ==========  ==========

      SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              THE NORTH FACE, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                             For the Years Ended December 31,
                                             ---------------------------------
                                               1997        1996        1995
                                             ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income                                    $11,107      $4,801      $3,485
Adjustments to reconcile net income
   to cash provided by (used in)
   operating activities:
   Depreciation and amortization                5,130       3,595       3,075
   Write-off of information systems             1,750          --          --
   Adjustment to warranty accrual              (1,200)         --          --
   Deferred income taxes                         (289)       (260)       (441)
   Provision for doubtful accounts                 (6)        215         338
   Extraordinary loss                              --         863          --
   Tax benefit of exercise of stock options     4,803       3,595          --
   Effect of changes in:
    Accounts receivable                       (30,844)     (7,782)     (3,434)
    Inventories                               (13,222)    (10,427)     (8,980)
    Other assets                              (11,675)     (2,054)       (469)
    Accounts payable and accrued liabilities   16,058       2,651       3,631
                                             ---------   ---------   ---------
Net Cash Used in Operating Activities:        (18,388)     (4,803)     (2,795)
                                             ---------   ---------   ---------
INVESTING ACTIVITIES:
   Purchase of fixed assets                   (16,886)     (5,982)     (5,665)
                                             ---------   ---------   ---------
FINANCING ACTIVITIES:
   Long-term Debt proceeds                      6,826       2,825       5,600
   Long-term Debt repayments                     (546)    (32,009)     (2,595)
   Proceeds (payments) from revolver, net      24,400     (11,812)      7,847
   Payment of debt issuance costs                 (94)       (262)       (300)
   Proceeds from issuance of stock                889      56,884          --
                                             ---------   ---------   ---------
Net Cash Provided by Financing Activities      31,475      15,626      10,552
                                             ---------   ---------   ---------
Effect of foreign currency fluctuations
   on cash                                         (5)        651         (95)
                                             ---------   ---------   ---------
Increase (Decrease) in Cash and Cash
   Equivalents                                 (3,804)      5,492       1,997
Cash and Cash Equivalents, Beginning
   of Period                                    8,315       2,823         826
                                             ---------   ---------   ---------
Cash and Cash Equivalents, End of Period       $4,511      $8,315      $2,823
                                             =========   =========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for:
      Interest                                 $2,136      $4,859      $4,383

      Income taxes                             $4,488      $1,302      $1,785

   Non-Cash Transactions:
      Cancellation of stock and related
      promissory note                           $  --       $  --        $119

      Conversion of Preferred Stock into
      Common Stock                              $  --     $15,075       $  --

             SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                              THE NORTH FACE, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                                                              Cumula-
                                                        Common Stock           tive    Subscrip-             Trans-
                              Preferred Stock  ----------------------------- Preferred   tions               lation
                            ------------------                    Additional Dividends  Receiv-   Retained   Adjust-
                             Shares   Amount    Shares    Amount   Capital    Accrued    able     Earnings    ments     Total
                            -------- --------- --------- -------- ---------- --------- --------- ---------- --------- ---------
December 31, 1994             1,936   $12,267     3,431       $8       $764      $696     ($261)    $3,939     ($234)  $17,179
  Net Income                    --        --        --       --         --        --        --       3,485       --      3,485
  Cancellation of
    Restricted Stock            --        --       (529)      (1)      (119)      --        119        --        --         (1)
  Stock Dividends on
    Preferred Stock             --        --        --       --         --      1,353       --      (1,353)      --        --
  Translation Adjustments       --        --        --       --         --        --        --         --        (95)      (95)
                            -------- --------- --------- -------- ---------- --------- --------- ---------- --------- ---------
December 31, 1995             1,936    12,267     2,902        7        645     2,049      (142)     6,071      (329)   20,568
  Net Income                    --        --        --       --         --        --        --       4,801       --      4,801
  Stock Dividends on
    Preferred Stock             --        --        --       --         --        759       --        (759)      --        --
  Declaration of
    Preferred Dividends         443     2,808       --       --         --     (2,808)      --         --        --        --
  Conversion of
    Preferred Stock          (2,379)  (15,075)    4,221       11     15,064       --        --         --        --        --
  Exercise of Stock Options
    Including Tax Benefit       --        --        379        1      3,873       --         17        --        --      3,891
  Sale of Common Stock          --        --      3,829       10     56,578       --        --         --        --     56,588
  Cancellation of
    Restricted Stock            --        --       (131)     --         (30)      --         30        --        --         --
  Translation Adjustments       --        --        --       --         --        --        --         --        651       651
                            -------- --------- --------- -------- ---------- --------- --------- ---------- --------- ---------
December 31, 1996               --        --     11,200       29     76,130       --        (95)    10,113       322    86,499
  Net Income                    --        --        --       --         --        --        --      11,107       --     11,107
  Exercise of Stock Options                                                                                                  0
    Including Tax Benefit       --        --        286      --       5,354       --         95        --        --      5,449
  Employee Stock Purchase Plan                       16                 243                                                243
  Translation Adjustments       --        --        --       --         --        --        --         --         (5)       (5)
                            -------- --------- --------- -------- ---------- --------- --------- ---------- --------- ---------
December 31, 1997               --      $ --     11,502      $29    $81,727     $ --         $0    $21,220      $317  $103,293
                            ======== ========= ========= ======== ========== ========= ========= ========== ========= =========

    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND BASIS OF PRESENTATION

BUSINESS. The North Face, Inc. designs and distributes technically sophisticated outerwear, skiwear, functional sportswear, tents, sleeping bags, backpacks and daypacks under The North Facer name. The Company sells its products to select specialty retailers throughout the United States, Europe and Canada. The Company also operates 12 retail stores.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the financial statements of The North Face, Inc. and its wholly-owned subsidiaries. All intercompany accounts have been eliminated.

USE OF ESTIMATES. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

FOREIGN CURRENCY TRANSLATION. The assets and liabilities of the Company's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the revenues and expenses have been translated into U.S. dollars using the average exchange rates in effect during the period. Adjustments resulting from translating foreign financial statements into U.S. dollars are reported as translation adjustments as a separate component of stockholders' equity.

CASH AND CASH EQUIVALENTS represent short-term investments with original maturities of less than three months.

ACCOUNTS RECEIVABLE are recorded upon the sale of inventory to independent retailers. A sale occurs when inventories are shipped and title and risk of loss have transferred from the Company to the buyer. Seasonal goods are generally shipped to retailers prior to the selling season. The Company offers extended payment terms for pre-season orders.

INVENTORIES are stated at the lower of average cost or market. The Company principally contracts for the manufacture of its products in the U.S., Asia and Europe. Costs related to these inventories represent landed cost, which consists of the price paid to third party manufacturers, and inbound duties and freight.

TRADEMARKS AND INTANGIBLES are amortized on a straight-line basis over forty years. Accumulated amortization at December 31, 1997 and 1996 was approximately $2.8 million and $2.0 million, respectively. Amortization expense was $785,000, $783,000, and $790,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

PROPERTY AND EQUIPMENT is stated at cost. Depreciation and amortization is computed using the straight-line method over the remaining estimated useful life of the asset (or over the remaining lease term, if shorter, for capital leases). The estimated useful lives of certain categories are as follows:

Leasehold improvements                      5 - 10 years
Machinery and equipment                     5      years
Furniture, fixtures and office equipment    3 - 7  years

Expenditures for replacements and improvements are capitalized; maintenance and repairs are expensed as incurred.

PRODUCT WARRANTY. Substantially all of the Company's products carry a lifetime warranty for defects in quality and workmanship which allows the Company to repair or replace, at its option, the products found to have a manufacturing defect. The Company maintains warranty departments in the U.S., Canada and Europe and repairs the majority of items returned under warranty. The Company's estimated liability for future warranty claims related to past sales at December 31, 1997, and 1996 is approximately $3.9 million and $4.9 million, respectively, of which the non-current portion of $3.0 million and $3.8 million is classified as other long term liabilities as of December 31, 1997 and 1996, respectively. The current portion of the warranty liability is $.9 million and $1.2 million and is classified as other current liabilities as of December 31, 1997 and 1996, respectively. Warranty expense was approximately $464,000, $1,711,000 and $1,004,000 for the years ended December 31, 1997,
1996 and 1995, respectively.

DEFERRED RENT. Certain of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the initial lease term. For these leases, the Company recognizes the related rental expense on a straight-line basis over the life of the lease and records the difference between the amount charged to rent expense and the rent paid as deferred rent.

INCOME TAXES. The Company applies an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. In estimating future tax consequences, the Company generally considers all expected future events other than enactment of changes in the tax laws or rates. Deferred taxes are provided for temporary differences between assets and liabilities for financial reporting purposes and for income tax purposes and valuation allowances are recorded against net deferred tax assets where appropriate. No U.S. income tax provisions have been provided on the cumulative undistributed earnings of foreign operations as it is the Company's intention to utilize those earnings in those foreign operations for an indefinite period of time.

EARNINGS PER SHARE. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128,"Earnings per Share" (SFAS 128). The Company adopted SFAS 128 in the fourth quarter of 1997 and has restated earnings per share (EPS) data for prior periods to conform with SFAS 128. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur upon exercise of outstanding stock options. The common equivalent shares for 1997, 1996, and 1995 periods were 281,000, 436,000, 553,000 respectively.

Upon consummation of Company's initial public offering in July 1996, all outstanding shares of Series A Preferred Stock were converted into 4,220,808 shares of Common Stock. The pro forma net income per share and shares used in pro forma per share calculations for the years ended December 31, 1996 and 1995 reflect this conversion as of the beginning of each period. In accordance with the rules of the Securities and Exchange Commission, all common stock equivalents issued within one year of the Company' anticipated initial public offering have been considered outstanding for all periods using the treasury stock method. Due to the conversion of Series A Preferred Stock into Common Stock historical earnings per share for 1996 and 1995 is not meaningful.

STOCK-BASED COMPENSATION. The Company accounts for stock-based awards to employees using the intrinsic value method in accordance with Accounting Principals Board Opinion No. 25, Accounting For Stock Issued To Employees.

DERIVATIVES. Gains and losses on forward foreign exchange contracts used to hedge foreign currency denominated receivables are recognized currently. Gains and losses related to qualifying hedges of preseason orders (which are considered firm commitments) are deferred and recognized in income when the hedged transaction occurs.

NEW ACCOUNTING PRONOUNCEMENTS

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long Lived Assets and Long Lived Assets to be Disposed of" (SFAS 121) for the year ended December 31, 1996. SFAS 121 establishes recognition and measurement criteria for losses whenever events or changes in circumstances indicate that the carrying value of assets may not be recoverable. There was no effect on the Company's consolidated financial statements as a result of the adoption of SFAS 121.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which requires that an enterprise report, by major components and as a single total the change in its net assets during the period from non-owner sources; and No. 131, "Disclosures about Segments of an Enterprise" (SFAS No.
131) which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

RECLASSIFICATIONS. Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

3. ACCOUNTS RECEIVABLE

The allowance for doubtful accounts was $1,276,000 and $1,282,000 as of December 31, 1997 and 1996, respectively. Write-offs to accounts receivable during the years ended December 31, 1997, 1996 and 1995 were approximately $284,000, $212,000 and $71,000, respectively.

During the years ended December 31, 1997, 1996 and 1995, no customer accounted for more than 10% of net sales.

4. INVENTORIES

Inventories as of December 31, 1997 and 1996 consist of (in thousands):

                                                  1997       1996
                                                ---------  ---------
Finished goods                                   $39,652    $28,473
Work in progress                                     789        793
Raw materials                                      4,256      2,209
                                                ---------  ---------
Total inventories                                $44,697    $31,475
                                                =========  =========


5. PROPERTY AND EQUIPMENT

Property and equipment as of December 31, 1997 and 1996 consist of (in thousands):

                                                  1997       1996
                                                ---------  ---------

Leasehold improvements                            $7,287     $7,246
Furniture, fixtures and office equipment          22,061      7,459
Machinery and equipment                            1,965      1,476
                                                ---------  ---------
Subtotal                                          31,313     16,181
Less accumulated depreciation and amortization    (8,358)    (4,142)
                                                ---------  ---------
Total property and equipment, net                $22,955    $12,039
                                                =========  =========


Depreciation and amortization expense related to property and equipment was $4,218,000, $2,302,000 and $1,268,000 for the years ended December 31, 1997,
1996 and 1995, respectively. Maintenance and repair expense was $648,000, $671,000 and $565,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

6. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

                                   For the Years Ended December 31,
                                   -------------------------------
                                     1997       1996       1995
Federal                            ---------  ---------  ---------
  Current                            $4,574     $2,514       $825
  Deferred                               26       (338)       375

State
  Current                             1,140        679        202
  Deferred                              121        (80)        77

Foreign
  Current                             1,634        879        641
  Deferred                             (245)       (43)       (22)
                                   ---------  ---------  ---------
                                     $7,250     $3,611     $2,098
                                   =========  =========  =========


   Reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate is as follows:

                                   For the Years Ended December 31,
                                   -------------------------------
                                     1997       1996       1995
                                   ---------  ---------  ---------
Statutory rate                         34.0%      34.0%      34.0%
State income taxes, net of
  federal benefit                       4.5%       4.3%       4.2%
Other                                   1.0%       0.6%      -0.6%
                                   ---------  ---------  ---------
Effective tax rate                     39.5%      38.9%      37.6%
                                   =========  =========  =========


   Deferred income taxes for the Company reflect the tax effects of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws.

   Significant components of the net deferred tax asset as of December 31, 1997 and 1996 are as follows (in thousands):

                                                1997       1996
                                              ---------  ---------
Deferred Tax Asset:

Inventory costs not yet deductible              $1,590     $1,048
Depreciation                                     1,014        522
Liabilities not yet deductible for tax           2,935      2,661
                                              ---------  ---------
                                                 5,539      4,231
                                              ---------  ---------
Deferred Tax Liabilities:

Depreciation                                       (97)       (97)
Intangibles                                     (3,781)    (3,169)
Liabilities deductible for tax not book           (849)      (261)
                                              ---------  ---------
                                                (4,727)    (3,527)
                                              ---------  ---------
Net Deferred Income Tax Asset                     $812       $704
                                              =========  =========

Current Asset                                    2,779      2,490
Long-Term Liability                             (1,967)    (1,786)
                                              ---------  ---------
                                                  $812       $704
                                              =========  =========


   The cumulative amount of undistributed earnings of the European and Canadian foreign subsidiaries, which the Company intends to indefinitely reinvest outside of the United States and upon which deferred income taxes are not provided, approximates $9.7 million at December 31, 1997.

7. PENSION PLAN

The Company's European subsidiary has a contributory defined benefit pension plan covering substantially all full-time employees. Benefits are based on years of service and compensation. The Company funds the plan in amounts not less than the minimum statutory requirements in the United Kingdom. The plan's assets consist of investments in the Discretionary Managed Fund operated by Prudential Portfolio Managers Limited.

Net pension plan expense consisted of the following (in thousands):

                                           For the Years Ended December 31,
                                           -------------------------------
                                             1997       1996       1995
                                           ---------  ---------  ---------

Service cost                                   $101        $76        $55
Interest cost on projected benefit
  obligations                                   291        222        180
Actual return on plan assets                   (693)      (378)      (323)
Net amortization                                410        176        176
                                           ---------  ---------  ---------
Net pension plan expense                       $109        $96        $88
                                           =========  =========  =========
Contributions to the plan                      $341       $371       $346
                                           =========  =========  =========

   Actuarial present value of the benefit obligation as of December 31, 1997 and 1996 is as follows (in thousands):

                                                        1997       1996
                                                      ---------  ---------
Accumulated benefit obligation                          $3,981     $2,897
Additional amounts related to pension benefit
  obligation compensation increases                          0        221
                                                      ---------  ---------
Projected benefit obligation                             3,981      3,118
Less fair value of assets                               (3,600)    (2,571)
                                                      ---------  ---------
Projected benefit obligation in excess of fair value      $381       $547
                                                      =========  =========

The projected benefit obligation of $381,000 and $547,000 at December 31, 1997 and 1996, respectively, is included in other long-term liabilities in the consolidated balance sheet. The significant assumptions for 1997 and 1996 were as follows:

                                                        1997       1996
                                                      ---------  ---------
   Discount rate                                             9%         9%
   Expected long term rate of return on plan assets          9%         9%
   Rate of increase in future compensation levels            7%         7%


8. DEBT

Total debt as of December 31, 1997 and 1996 consists of the following (in thousands):

                                             1997       1996
                                           ---------  ---------
Revolving line of credit                    $24,400         $0
Term note                                     5,000          0
Mortgage                                         96        123
Notes payable                                   962        --
                                           ---------  ---------
Total                                        30,458        123

Less: current portion                       (25,639)       (26)
                                           ---------  ---------
Long-term debt                               $4,819        $97
                                           =========  =========

Aggregate principal payments for the next five years subsequent to December 31, 1997 are as follows:

                    1998                    $25,639
                    1999                      1,421
                    2000                      3,380
                    2001                         18
                                           ---------
                                            $30,458
                                           =========

Effective April 7, 1997, the Company entered into a Third Amended and Restated Loan & Security Agreement (the "Facility"), expiring in February, 2000, with a group of three financial institutions, which includes a term note, a revolving line of credit and a letter of credit facility. The term note (availability up to $5,000,000) is payable in equal quarterly installments based on five (5) year amortization of the amount outstanding on March 31, 1998 commencing in April, 1998, but the outstanding principal balance shall be due and payable in full on the Termination Date which is in February, 2000. The term note carries interest payable monthly at the bank's Prime Rate minus .50%. The Company had an outstanding $5,000,000 term note as of December 31, 1997, with the interest rate of 8%. The revolving line of credit provides for borrowing up to $60.0 million with the actual borrowings limited to available collateral, representing eligible receivables and inventory (approximately $58.4 million of gross availability as of December 31, 1997, of which the Company had borrowed $24.4 million at December 31, 1997). Interest on the revolving line of credit is payable monthly at a rate of either prime minus
 .50% or LIBOR plus 1.25%, at the option of the Company. The average interest rate was 7.41% at December 31, 1997. The revolving line of credit agreement provides a sublimit facility for letters of credit up to a maximum of $25 million (approximately $3.8 million outstanding as of December 31, 1997).
Fees for outstanding letters of credit are payable quarterly at 2.0% per annum. The Company also pays a monthly unused line fee on the revolver at .5% per annum. Borrowings and outstanding letters of credit under the Facility are secured by substantially all of the assets of the Company. The Facility includes certain financial covenants and restrictions on new indebtedness and the payment of cash dividends. The Company was in compliance with all of its financial covenants as of December 31, 1997.

In addition, the Company has a European overdraft facility of approximately $6.0 million with a bank. The Company also has a European letter of credit facility. The bank overdraft facility is reduced by the value of any outstanding letters of credit. As of December 31, 1997, the Company had outstanding letters of credit under the European facility of approximately $2.0 million.

In connection with the restructuring of the credit facility at the date of the initial public offering, the Company recorded a non-cash extraordinary loss in 1996 of $186,000, net of tax benefits of $124,000, representing the write-off of the remaining deferred debt issuance costs.

9. SUBORDINATED DEBT

In 1996, the Company repaid $24.3 million of its subordinated debt using proceeds of the Company's initial public offering and secondary offering and recorded a non-cash extraordinary loss in 1996 of $677,000, net of tax benefits of $451,000, representing the write-off of the remaining deferred debt issuance costs.

10. LEASES

The Company leases buildings, equipment and vehicles under non-cancelable lease agreements that expire at various dates through 2003. The leases generally provide for renewal options for periods ranging from three to ten years. The building leases generally provide for additional rents based on store sales and for payment of taxes, insurance and maintenance expenses related to the leased assets.

Future minimum lease payments under all leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997 are as follows (in thousands):

                                            Capital   Operating
Year Ending December 31,                    Leases     Leases
-----------------------------              ---------  ---------
   1998                                        $147     $4,734
   1999                                         147      4,819
   2000                                         145      4,559
   2001                                          26      3,434
   2002                                          15      5,602
   Thereafter                                    10
                                           ---------  ---------
   Minimum lease commitments                    490    $23,148
                                                      =========
   Less: amount representing interest           (37)
                                           ---------
   Present value of net minimum lease
      payments                                  453
   Less: current portion                        (95)
                                           ---------
   Long term portion                           $358
                                           =========

The cost of property under capitalized leases was $468,000 and $314,000, as of December 31, 1997 and 1996, respectively, and primarily represents furniture, fixtures and office equipment. Accumulated amortization related to these leases was approximately $303,000 and $249,000 as of December 31, 1997 and 1996, respectively.

Rental expense for operating leases was as follows (in thousands):

                                             1997       1996       1995
                                           ---------  ---------  ---------
       Minimum rentals                       $4,651     $3,783     $2,568
       Contingent rentals                        90         98        122
                                           ---------  ---------  ---------
                                             $4,741     $3,881     $2,690
                                           =========  =========  =========


11. COMMITMENTS AND CONTINGENCIES

LITIGATION. The Company is party to claims and litigation that arise in the normal course of business. Management believes that the ultimate outcome of these claims and litigation will not have a material impact on the consolidated financial position, results of operations and cash flows of the Company.

PURCHASE COMMITMENTS. The Company has approximately $50.2 million and $47.4 million of purchase commitments as of December 31, 1997 and 1996, respectively, related to goods ordered for future production in the normal course of business. Certain of these commitments are collateralized by outstanding letters of credit (see Note 8).

DERIVATIVES. The Company's international subsidiaries sell merchandise throughout Europe and Canada. These sales are denominated in the local currency of the retailer's country. Additionally, certain of the purchases of the Company's international subsidiaries are denominated in U.S. dollars. To protect the Company from the risk that the eventual net cash inflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates, the Company's subsidiaries enter into forward exchange contracts and options (hedging instruments) to hedge their foreign denominated accounts receivable, matched firm orders and anticipated orders. As of December 31, 1997 the Company had open forward contracts to sell foreign currencies for British pounds as follows: $4.8 million German marks, $4.4 million French francs, $3.7 million Dutch guilders, $.4 million Italian lira, $1.2 million Spanish pesatas, $1.7 million Swiss francs, $1.8 million Swedish Kroners, $1.1 million Belgium francs and $1.6 million Danish koronas. As of December 31, 1997, the Company had outstanding foreign exchange options to sell Canadian dollars for U.S. dollars of $13.7 million and open forward exchange contracts to sell Canadian dollars for U.S. dollars of $2.5 million. All of the Company's hedging instruments expire in 1998. Deferred gains and losses on these transactions are immaterial at December 31, 1997.

12. STOCKHOLDER'S EQUITY

COMMON STOCK. In July and November 1996, the Company sold 2,823,611 and 1,000,000 shares, respectively, of its Common Stock in public offerings at prices of $14.00 and $23.50, respectively, per share, yielding net proceeds of approximately $56.7 million after deducting underwriting discounts of $4.0 million and expenses of $2.4 million related to the offering. The proceeds were used to repay certain portions of the Company's line of credit and senior and subordinated indebtedness.

SERIES A PREFERRED STOCK. Upon consummation of the Company's initial public offering, all outstanding shares of Series A Preferred Stock, including accrued dividends, were converted into 4,220,808 shares of Common Stock. Series A Preferred Stock were entitled to dividends of 10% of the face value payable quarterly in either cash or additional shares of Series A Preferred Stock, were convertible into common stock, carried liquidation preferences of face value and had voting rights on an as-converted basis.

1994 STOCK INCENTIVE PLAN. In 1994, the Company adopted the 1994 Stock Incentive Plan (the "1994 Plan") to issue non-qualified stock options ("NQSOs") to purchase shares of Common Stock. All NQSOs were granted at an exercise price that was, at the time of grant, an amount equal to the fair market value of a share of Common Stock, as determined by the Board of Directors. Additionally, 1,159,950 restricted shares of Common Stock were granted under the 1994 Plan pursuant to the payment of cash and delivery of promissory notes totaling $261,250 due June 7, 2004, bearing interest at a rate of 9.0% per annum. As of December 31, 1997, substantially all of the restricted stock had been converted into common stock and the promissory notes had been repaid. The Company currently does not anticipate making additional grants under the 1994 Plan.

1995 AND 1996 STOCK INCENTIVE PLANS. The Company's 1995 Stock Incentive Plan (the "1995 Plan") was adopted by the Company in April 1995, and the Company's 1996 Stock Incentive Plan (the "1996 Plan") was adopted by the Company in May 1996. The terms of the 1995 Plan and the 1996 Plan (together, the "Option Plans") are substantially the same, except where noted below.

A maximum of 924,820 shares of Common Stock (subject to adjustment in the case of certain stock splits, stock dividends, and reorganizations) have been reserved for issuance pursuant to options granted under the Option Plans. NQSOs granted under the 1995 Plan and NQSOs granted to officers under the 1996 Plan become fully vested on June 7, 2004, with accelerated vesting over four years based upon specified performance goals and expire on June 7, 2004.
NQSOs and Incentive Stock Options ("ISOs") granted under the 1996 Plan to employees vest over 4 years and expire on June 7, 2004. The Company currently does not anticipate making additional grants under the 1995 Plan.

Under the 1996 Plan, options with respect to no more than 400,000 shares may be granted to any individual in any year and no options may be granted to a person who, at the time of grant, owns shares possessing 10% or more of the total combined voting power of all classes of stock of the Company. All of the Company's officers, directors and other salaried employees are eligible to receive options under the Option Plans.

The exercise price of an option granted under the Option Plans may not be less than 100% of the fair market value of a share of Common Stock at the date of grant and no options may be exercisable more than ten years following the date of grant. For grants to non-officers under the 1996 Plan, vesting must be at least 20% per year following the date of grant, unless otherwise permitted by applicable law.

1996 DIRECTORS' STOCK OPTION PLAN. The 1996 Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Company in May 1996. A total of 100,000 shares of Common Stock has been reserved for issuance under the Directors' Plan. The Directors' Plan provides for the grant of non-qualified stock options to purchase 25,000 shares to each non-employee director of the Company initially elected to the Board after the effective date of the Directors' Plan. Because the disinterested administration requirement of Rule 16b-3 promulgated under the Securities Exchange Act of 1934 ceased to be applicable to awards made under all equity based plans of the Company, no further grants will be made as described in the preceding sentence and in lieu thereof awards will be made under the Directors' Plan on a discretionary basis to non-employee directors of the Company.

Activity for all of the Company's stock option plans from January 1, 1995 through December 31, 1997 was as follows:

                                      1997                     1996                     1995
                               ---------------------------------------------------------------------------
                                               Weighted                 Weighted                 Weighted
                                                Average                  Average                  Average
                                               Exercise                 Exercise                 Exercise
                                 Shares          Price    Shares          Price    Shares          Price
-----------------------------  ----------      -------------------      -------------------      ---------
Outstanding, beginning of year 1,069,602          $6.60 1,080,008          $0.90   444,000          $0.23
    Granted                      492,600          18.52   431,430         $14.52   808,267             $1
    Exercised                   (286,011)         $1.93  (379,450)         $0.73       --             --
    Cancelled                   (129,525)        $10.84   (62,386)         $0.23  (172,259)            $0
                               ----------               ----------               ----------
Outstanding, end of year       1,146,666         $12.41 1,069,602          $6.60 1,080,008          $0.90
                               ==========               ==========               ==========

Options exercisable at
   year end                      390,071          $4.31   533,833          $1.09   443,139          $0.96
                               ==========               ==========               ==========
Weighted average fair value
   of options granted during
   the year                              $7.35                    $5.05                    $0.17
                                         ======                   ======                   ======

The following table summarizes additional information about stock options outstanding at December 31, 1997.


                          Options Outstanding          Options Exercisable
                     --------------------------------- ---------------------
                                  Weighted
                                   Average   Weighted              Weighted
                                  Remaining   Average               Average
     Range of          Shares    Contractual Exercise    Shares    Exercise
  Exercise Prices    Outstanding Life (yrs)    Price   Outstanding   Price
-------------------  ----------- ----------- --------- ----------- ---------
$  0.22 to $  1.13      364,152        6.43     $1.06     316,990     $1.08
   3.38 to    9.60      118,714        6.43      6.85      17,988      6.14
  14.38 to   26.50      663,800        7.88     19.63      55,093     22.21



                     -----------                       -----------
$  0.22 to $ 26.50    1,146,666        7.27    $12.41     390,071     $4.30
                     ===========                       ===========


EMPLOYEE STOCK PURCHASE PLAN. The 1996 Employee Stock Purchase Plan (the "Employee Plan"), adopted in May 1996, reserved a total of 150,000 shares of Common Stock for issuance. Under the Employee Stock Purchase Plan, eligible full-time employees can choose to have up to 10% of their annual base earnings withheld to purchase the company's common stock. The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. During 1997 and 1996, employees purchased approximately 15,800 and 5,094 shares respectively at an average price of $15.95 and $11.81 respectively. At December 31, 1997, 129,106 shares are available for future issuance.

PRO FORMA STOCK OPTION INFORMATION. The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting For Stock Issued To Employees and its related interpretations. No compensation cost has been recognized in the financial statements for employee stock arrangements.

Had compensation cost for the Company's stock-based compensation plans in 1996 and 1995 been recorded in accordance with the fair value method of SAFS 123, the Company's net income and earnings per share for 1997, 1996 and 1995 would approximate the following pro forma amounts (in thousands, except per share data):

                                              1997       1996       1995
                                            ---------  ---------  ---------
Income before extraordinary loss:
    As reported                              $11,107     $5,664     $3,485
    Pro forma                                 10,109      5,458      3,443

Diluted income per share before extraordinary loss:
    As reported                                $0.96      $0.62      $0.47
    Pro forma                                   0.89       0.59       0.46


For purposes of computing the above pro forma amounts, the fair value of each option granted during 1997, 1996 and 1995 was estimated as of the date of grant using the Black-Scholes option-pricing model. This model requires subjective assumptions, including future stock price volatility and expected date of exercise, which greatly affects the calculated values. The following weighted average assumptions were used in calculating the fair value of the options granted: (i) dividend yield of 0% for 1997, 1996 and 1995; (ii) expected volatility of 58.6% for 1997, 45% (for options granted subsequent to the filing of the S-1 in connection with the initial public offering through December 31, 1996) and 0% (for options granted prior to the filing); (iii) risk-free interest rate of 6.56%, 6.38% and 6.38% for 1997, 1996 and 1995 respectively; and (iv) expected life from vesting to exercise of 6 months for 1997, 1996 and 1995. Forfeitures are recognized as they occur.

The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future pro forma amounts, because the fair valued method has not been applied to awards granted prior to 1995.

DEFINED CONTRIBUTION PLANS. Effective January, 1998, the Company has available a profit sharing retirement plan. Under the plan employee and company contributions qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, the Company offers a discretionary match, based on company growth and profits (paid in The North Face, Inc., Common Stock). Employee contributions are always 100% vested. Employer contributions will be vested at 20% per year; 100% after 5 years.
The Company's Board of Directors has approved the allocation of a 25% matching contribution on a maximum of 6% of employee compensation contributed to the plan in accordance of the terms of the plan for the year ending 1998.


13. SEGMENT INFORMATION

The following table summarizes the Company's operations by geographical area (in thousands). The Company's intercompany sales are insignificant.

                                         UNITED                        CONSOL-
                                         STATES    CANADA    EUROPE    IDATED
                                        --------- --------- --------- ---------
For the year ended December 31, 1995:

  Net sales                              $96,069    $5,130   $20,335  $121,534

  Operating income (loss)                  8,635      (200)    2,089    10,524

  Income before provision for income
     taxes                                 3,749      (271)    2,105     5,583

  Identifiable assets                    $72,411    $1,617   $10,480   $84,508

For the year ended December 31, 1996:

  Net sales                             $120,027    $9,462   $28,737  $158,226

  Operating income                        10,482       582     2,480    13,544

  Income before provision for income
     taxes and extraordinary loss          6,332     2,461       482     9,275

  Identifiable assets                    $93,419    $3,769   $14,760  $111,948

For the year ended December 31, 1997:

  Net sales                             $155,954   $12,661   $39,788  $208,403

  Operating income                        15,424     1,369     4,551    21,344

  Income before provision for income
     taxes                                13,793       817     3,747    18,357

  Identifiable assets                   $141,039    $7,396   $25,845  $174,280



14. ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

SFAS No. 107, Disclosures about Fair Value of Financial Instruments, requires disclosure of the estimated fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and debt approximates their estimated fair values at December 31, 1997.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and the Stockholders of The North Face, Inc.:

We have audited the accompanying consolidated balance sheets of The North Face, Inc. and its subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The North Face, Inc. and its subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
San Francisco, California
February 6, 1998


                             FINANCIAL REPORTING

Management of The North Face, Inc. is responsible for the information and representations contained in this report. The financial statements have been prepared in conformity with the generally accepted accounting principles we considered appropriate in the circumstances and include some amounts based on our best estimates and judgments. Other financial information in this report is consistent with these financial statements.

The Company's accounting systems include controls designed to reasonably assure that assets are safeguarded from unauthorized use or disposition and which provide for the preparation of financial statements in conformity with generally accepted accounting principles. These systems are supplemented by the selections and training for qualified financial personnel and an organizational structure providing for appropriate segregation of duties.

The Board of Directors pursues its responsibilities for these financial statements through its Audit Committee, presently consisting of two outside directors of the Company. The Audit Committee is responsible for recommending to the Board of directors the appointment of the independent auditors and reviews with the independent auditors and management the scope and the results of the annual audit, the effectiveness of the accounting control system and other matters relating to the financial affairs of the company as they deem appropriate. The independent auditors have full access to the committee, with and without the presence of management, to discuss any appropriate matters.

/s/ William N. Simon           /s/ Christopher F. Crawford
    William N. Simon               Christopher F. Crawford
    Chief Executive Officer        Chief Financial Officer
       and President


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning the directors of the Company and compliance with
Section 16(a) of the Securities Exchange Act of 1934 is incorporated in this report by reference from the text under the captions "Proposal 1 - Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" included in the Company's Proxy Statement for the Annual Meeting of Stockholders on March 31, 1998. Information concerning the executive officers of the Company is set forth under the caption "Executive Officers of The North Face, Inc." in Item 1 of Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION.

Information concerning executive compensation is incorporated in this report by reference from the text and tables under the caption "Executive Officer Compensation" included in the Company's Proxy Statement for the Annual Meeting of Stockholders on March 31, 1998. Information concerning compensation of directors is incorporated in this report by reference from the text under the caption "Proposal 1 - Election of Directors" included in that proxy statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information concerning security ownership of certain beneficial owners and management is incorporated in this report by reference from the text and table under the caption "Stock Ownership of Certain Beneficial Owners and Management" included in the Company's Proxy Statement for the Annual Meeting of Stockholders on March 31, 1998.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Information concerning certain relationships and related transactions with executive officers, directors and security holders known to the Company to own of record more than 5% of the Company's Common Stock is incorporated in this report by reference from the text under the captions "Executive Officer Compensation --Compensation Committee Interlocks and Insider Participation" included in the Company's Proxy Statement for the Annual Meeting of Stockholders on March 31, 1998.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1) INDEX TO FINANCIAL STATEMENTS

  Financial Statements:

         Consolidated Balance Sheets as of December 31, 1996 and 1997 Consolidated Statements of Income for the
            Years Ended December 31, 1995, 1996 and 1997
         Consolidated Statements of Shareholders' Equity for the
            Years Ended December 31, 1995, 1996 and 1997
         Consolidated Statements of Cash Flows for the
            Years Ended December 31, 1995, 1996 and 1997
         Notes to Consolidated Financial Statements
         Independent Auditors' Report

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

     (3)   Exhibits

Exhibit No.                             Description

3.1(2)    Amended and Restated Certificate of Incorporation of The North Face,
Inc.

3.2(A)(1) Amended and Restated By-laws of The North Face, Inc.

10.1(1)** Management Stock Purchase and Non-Competition Agreement, dated as of June 6, 1994, among TNF Holdings Company, Inc.,* Marsden S. Cason and William
A.  McFarlane, as amended by Amendment No.  1, dated as of June 22, 1995.

10.2(1)   Stock Purchase Agreement, dated as of December 28, 1993, between TNF
Holdings Company, Inc., a California corporation, and Kabushiki Kaisha Goldwin, as amended by Memorandum, dated as of March 29,1994, among TNF Holdings Company, Inc., a California corporation, and Kabushiki Kaisha Goldwin, and Memorandum No. 2, dated as of May 20, 1994, between TNF Holdings Company, Inc., a California corporation, and Kabushiki Kaisha Goldwin.

10.3(1)   Securityholders Agreement, dated as of June 7, 1994, among TNF
Holdings Company, Inc.,* Marsden S. Cason, William A. McFarlane, J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Richard T. Peery, Jack L. Richardson, Philip S. Schlein and Kenneth F. Siebel, as amended by Amendment No. 1, dated as of June 22, 1995.

10.4(1)   Registration Rights Agreement, dated as of June 7, 1994, among TNF
Holdings Company, Inc.,* J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Marsden S. Cason and William A. McFarlane, as amended by Amendment No. 1, dated as of June 22, 1995, and Amendment No. 2, dated as of May 20, 1996.

10.5(1)   Amended and Restated Loan and Security Agreement, dated as of March
1, 1995, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender, as amended by First Amendment, dated as of May 4, 1995, Second Amendment, dated as of August, 1995, Third Amendment, dated as of March 27, 1996, and Fourth Amendment, dated May 8, 1996.

10.5A(1) Form of Second Amended and Restated Loan and Security Agreement, dated as of June, 1996, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender.

10.5B     Third Amended and Restated Loan and Security Agreement, dated as of
April 7, 1997, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a lender.

10.6(2)** TNF Holdings Company, Inc.* 1994 Stock Incentive Plan, as amended.

10.7(3)**  The North Face, Inc. 1995 Stock Incentive Plan, as amended.

10.8(1)** The North Face, Inc. 1996 Stock Incentive Plan.

10.9(1)** The North Face, Inc. 1996 Employee Stock Purchase Plan.

10.10(1)** The North Face, Inc. 1996 Directors' Stock Option Plan.

10.11(1) Trademark License, dated October 29, 1993, between the North Face and W.L. Gore & Associates, Inc.

11.1     Computation of Earnings Per Share

13(2)    1996 Annual Report to Stockholders

21.1(1)  List of Subsidiaries of The North Face, Inc.

23.1     Consent of Deloitte & Touche LLP.

27.1     Financial Data Schedule.


 . TNF Holdings Company, Inc., a Delaware corporation, changed its name to The North Face, Inc. on June 8, 1994.

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


(2) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.
(3)
     (b) Reports on Form 8-K: none.

r   Registered trademark
TM  Trademark

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 1998                          The North Face, Inc.
                                   (Registrant)


                                   By  /s/ William N. Simon
                                          William N. Simon
                                          Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Marsden S. Cason, William N. Simon and Christopher F. Crawford, and each of them, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                    Title or Capacity                Date
---------------------------  -----------------------------------  ---------------
 \s\  Marsden S. Cason
---------------------------  Chairman                             February 28,1998
    Marsden S. Cason

 \s\  William N. Simon
---------------------------  Chief Executive Officer, President   February 28,1998
     William N. Simon        and Director (Principal Executive
                             Officer)
 \s\Christopher F. Crawford
---------------------------  Chief Financial Officer (Principal   February 28,1998
    Christopher F. Crawford  Financial and Accounting Officer)

  \s\ Robert Bunje
---------------------------  Director                             February 28,1998
     Robert Bunje

  \s\ James Fifield
---------------------------  Director                             February 28,1998
     James Fifield

   \s\ Michael Doyle
---------------------------  Director                             February 28,1998
     Michael Doyle


EXHIBIT INDEX

Exhibit No.                             Description

3.1(2)    Amended and Restated Certificate of Incorporation of The North Face,
Inc.

3.2(A)(1) Amended and Restated By-laws of The North Face, Inc.

10.1(1)** Management Stock Purchase and Non-Competition Agreement, dated as of June 6, 1994, among TNF Holdings Company, Inc.,* Marsden S. Cason and William
A.  McFarlane, as amended by Amendment No.  1, dated as of June 22, 1995.

10.2(1)   Stock Purchase Agreement, dated as of December 28, 1993, between TNF
Holdings Company, Inc., a California corporation, and Kabushiki Kaisha Goldwin, as amended by Memorandum, dated as of March 29,1994, among TNF Holdings Company, Inc., a California corporation, and Kabushiki Kaisha Goldwin, and Memorandum No. 2, dated as of May 20, 1994, between TNF Holdings Company, Inc., a California corporation, and Kabushiki Kaisha Goldwin.

10.3(1)   Securityholders Agreement, dated as of June 7, 1994, among TNF
Holdings Company, Inc.,* Marsden S. Cason, William A. McFarlane, J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Richard T. Peery, Jack L. Richardson, Philip S. Schlein and Kenneth F. Siebel, as amended by Amendment No. 1, dated as of June 22, 1995.

10.4(1)   Registration Rights Agreement, dated as of June 7, 1994, among TNF
Holdings Company, Inc.,* J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Marsden S. Cason and William A. McFarlane, as amended by Amendment No. 1, dated as of June 22, 1995, and Amendment No. 2, dated as of May 20, 1996.

10.5(1)   Amended and Restated Loan and Security Agreement, dated as of March
1, 1995, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender, as amended by First Amendment, dated as of May 4, 1995, Second Amendment, dated as of August , 1995, Third Amendment, dated as of March 27, 1996, and Fourth Amendment, dated May 8, 1996.

10.5A(1) Form of Second Amended and Restated Loan and Security Agreement, dated as of June , 1996, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender.

10.5(B)   Third Amended and Restated Loan and Security Agreement, dated as of
April 7, 1997, between The North Face, Inc. and Heller Financial, Inc., as agent and a Lender.


10.6(2)** TNF Holdings Company, Inc.* 1994 Stock Incentive Plan, as amended.

10.7(3)**  The North Face, Inc. 1995 Stock Incentive Plan, as amended

10.8(1)** The North Face, Inc. 1996 Stock Incentive Plan.

10.9(1)** The North Face, Inc. 1996 Employee Stock Purchase Plan.

10.10(1)** The North Face, Inc. 1996 Directors' Stock Option Plan.

10.11(1) Trademark License, dated October 29, 1993, between the North Face and W.L. Gore & Associates, Inc.

11.1     Computation of Earnings Per Share

13(2)    1996 Annual Report to Stockholders

21.1(1)  List of Subsidiaries of The North Face, Inc.

23.1     Consent of Deloitte & Touche LLP.

27.1       Financial Data Schedule.


 . TNF Holdings Company, Inc., a Delaware corporation, changed its name to The North Face, Inc. on June 8, 1994.

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

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

* TNF Holdings Company, Inc., a Delaware corporation, changed its name to The North Face, Inc. on June 8, 1994.

**  Indicates management contract or compensatory plan or arrangement.