Form 10-Q
period 1998-03-31
NORTH FACE INC
filed 1998-05-18
CIK 1013749

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                               FORM 10-Q


 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
-----       OF 1934
          For the transition period from ______________ to ______________


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

The number of shares of Common Stock, $0.0025 par value per share, outstanding on May 12, 1998, was 11,560,761.

                      THE NORTH FACE, INC.

                        MARCH 31, 1998


                      INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                    PAGE NO.

   Item 1 -  Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets                           3

        Condensed Consolidated Statements of Operations                 4

        Condensed Consolidated Statements of Cash Flows                 5

        Notes to Condensed Consolidated Financial Statements            6

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7

   Item 3 - Quantitative and Qualitative  Disclosures About
            Market Risk                                                 9

PART II.        OTHER INFORMATION

   Item 1 - Legal Proceedings                                          12

   Item 4 - Submission of Matters to a Vote of Security Holders        12

   Item 6 - Exhibits and Reports on Form 8-K                           13

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              THE NORTH FACE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                  (unaudited)

                                                      March 31      December 31   March 31,
                                                      1998          1997          1997
                                                      ------------  ------------  ------------
                             ASSETS
Current Assets:
Cash and cash equivalents.........................         $4,867        $4,511        $1,618
Trade accounts receivable, net....................         39,924        52,255        24,134
Other receivables.................................          7,181         6,112         2,928
Income tax receivable.............................          3,672         3,465         2,585
Advances to suppliers.............................            929           744           628
Inventories.......................................         49,678        44,697        35,889
Deferred taxes....................................          2,781         2,779         2,483
Other current assets..............................          8,913         4,390         2,800
                                                      ------------  ------------  ------------
  Total current assets............................        117,945       118,953        73,065

Property and equipment, net.......................         22,957        22,955        13,998
Trademarks and intangibles, net...................         28,610        29,066        29,655
Other assets......................................          3,174         3,306         2,279
                                                      ------------  ------------  ------------
  Total assets....................................       $172,686      $174,280      $118,997
                                                      ============  ============  ============

          LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses, and other
  current liabilities.............................         33,856        34,102        20,515
Short term borrowings and current portion of
  long-term debt and capital lease obligations....         23,256        25,734         3,821
                                                      ------------  ------------  ------------
  Total current liabilities.......................         57,112        59,836        24,336

Long-term debt and obligations under capital
  leases..........................................          4,953         5,177           477
Other long-term liabilities.......................          6,025         5,974         6,461
                                                      ------------  ------------  ------------
  Total liabilities...............................         68,090        70,987        31,274
                                                      ------------  ------------  ------------
Stockholders' equity:
Common Stock, $.0025 par value -shares authorized
 50,000,000; issued and outstanding ; 11,554,000
 at March 31, 1998; 11,502,000 at December 31, 1997;
 and 11,205,000 at March 31, 1997.................             29            29            29
Additional paid-in capital........................         82,504        81,727        77,256
Subscriptions receivable..........................              0           --            (62)
Retained earnings.................................         21,681        21,220        10,348
Accumulated other comprehensive income -
  Translation adjustment..........................            382           317           152
                                                      ------------  ------------  ------------
  Total stockholders' equity......................        104,596       103,293        87,723
                                                      ------------  ------------  ------------
  Total liabilities and stockholders' equity......       $172,686      $174,280      $118,997
                                                      ============  ============  ============

          See accompanying notes to consolidated financial statements

                              THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                      Three Months Ended
                                            March 31
                                     ---------------------
                                     1998       1997
                                     ---------- ----------
Net Sales..........................    $47,809    $39,342
Cost of Sales......................     26,817     22,127
                                     ---------- ----------
Gross Profit.......................     20,992     17,215

Operating Expenses.................     19,911     16,773
                                     ---------- ----------
Operating Income...................      1,081        442

Interest Expense...................       (674)      (119)
Other Income (Expense), net........        353         62
                                     ---------- ----------
Income Before Provision for
  Income Taxes ....................        760        385

Provision for Income Taxes.........        300        150
                                     ---------- ----------
Net Income.........................       $460       $235
                                     ========== ==========

Earnings Per Share:
     Basic.........................      $0.04      $0.02
     Diluted.......................      $0.04      $0.02

Weighted Average Shares Outstanding:
     Basic.........................     11,539     11,206
     Diluted.......................     11,872     11,643

          See accompanying notes to consolidated financial statements

                              THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                         Three Months Ended
                                                             March 31
                                                       ----------------------
                                                       1998        1997
                                                       ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME............................................      $460        $235
Adjustments to reconcile net income to cash
 provided by (used in) operating activities:
  Depreciation and amortization.......................     1,461       1,004
  Deferred income taxes...............................        (2)          7
  Provision for doubtful accounts.....................      (211)        554
  Tax benefit of exercise of stock options............        12       1,055
Effect of changes in:
  Accounts receivable.................................    12,543      (3,283)
  Inventories.........................................    (4,981)     (4,414)
  Income tax receivable...............................      (207)     (1,291)
  Other assets........................................    (5,434)     (3,687)
  Accounts payable and accrued liabilities............      (197)      1,830
                                                       ----------  ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES...     3,444      (7,990)
                                                       ----------  ----------
INVESTING ACTIVITIES:
Purchase of fixed assets..............................    (1,218)     (2,709)
                                                       ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES.................    (1,218)     (2,709)
                                                       ----------  ----------
FINANCING ACTIVITIES:
Borrowings on long term debt..........................         0         380
Long term debt repayments.............................      (312)         (9)
Proceeds (repayment) from revolver, net...............    (2,388)      3,697
Proceeds from issuance of stock.......................       765         104
                                                       ----------  ----------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...    (1,935)      4,172
                                                       ----------  ----------
Effect of foreign currency fluctuations on cash.......        65        (170)
                                                       ----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......       356      (6,697)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........     4,511       8,315
                                                       ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............    $4,867      $1,618
                                                       ==========  ==========

          See accompanying notes to consolidated financial statements.

                         THE NORTH FACE, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The North Face, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. Accordingly, the interim unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

These financial statements have been prepared by the Company in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K"). Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

The financial statements included herein are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 1997, has been derived from the Consolidated Balance Sheet as of December 31, 1997 included in the Form 10-K.


NOTE 2.  RECENTLY ISSUED ACCOUNTING STANDARDS

        In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income for the quarters ending March 31, 1998 and 1997 was $525,000 and $65,000, respectively.


NOTE 3.  SUBSEQUENT EVENTS

        In the Second Quarter of 1998, the Company is taking a one-time charge of approximately $1.5 million, or $.08 per share, related to the closing of an out-dated manufacturing facility in Scotland and the integration of its Canadian subsidiary into a combined North American business operation.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Overview - Factors That May Affect Future Results

When used below in connection with matters that may occur in the future, the words "anticipate," "estimate," "expect" or similar words identify forward looking statements within the meaning of federal securities laws. Forward looking statements below are based on the Company's current expectations of future events. The matters described in the forward looking statements are subject to risks and uncertainties. The actual results of these matters may differ substantially from the results anticipated by the Company. The Company cannot assure that future results will meet its current expectations. Risks and uncertainties relating to forward looking statements and to the Company's business include, but are not limited to, those described below, under "Factors That May Affect Our Business", in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and in other documents that may be subsequently filed with the Commission.


Results of Operations

The following tables set forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales (except for income taxes, which are shown as a percentage of pretax income). The results of operations for the three month periods ended March 31, 1998 and 1997 are not necessarily indicative of future results to be expected for the full year.


                                      Three Months Ended
                                            March 31
                                     ---------------------
                                     1998       1997
                                     ---------- ----------
Net Sales..........................      100.0%     100.0%
Gross Profit.......................       43.9%      43.8%
Operating Expenses.................       41.6%      42.6%
Operating Income...................        2.3%       1.1%
Interest Expense...................       -1.4%      -0.3%
Income Before Provision for
  Income Taxes ....................        1.6%       1.0%
Provision for Income Taxes.........        0.6%       0.4%
Net Income.........................        1.0%       0.6%


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net Sales. Net sales increased by 21.5% to $47.8 million from $39.3 million for the three months ended March 31, 1998 (the "First Quarter 1998") over the three months ended March 31, 1997 (the "First Quarter 1997").

Net sales to wholesale customers increased by 27.4% to $39.9 million from $31.3 million for the First Quarter 1998 compared to the First Quarter 1997. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from (i) continued sales in recently introduced products, including Tekware? and Ascentials; (ii) continued strong sales of sales of existing products, and (iii) increased sales through the Summit Shop program.

Retail sales in the US and Canada were $7.9 million compared to approximately $8.0 million in the prior year. On a comparable store basis, retail sales were lower by 4.8% (approximately 4.0% lower for retail stores and approximately 6.7% lower for outlets). The decline was primarily in January and early February due to inadequate inventory levels related to the allocation of retail product to the wholesale division during the Fourth Quarter 1997. March results improved with a better retail inventory position, favorable weather conditions and a sale held at the outlets.

Gross Profit. Gross profit as a percentage of net sales for the First Quarter 1998 was 43.9% compared to 43.8% for the First Quarter 1997. The higher gross margin was primarily attributable to improved pricing in production.

Operating Expenses. Operating expenses, which include selling, marketing, and general administrative expenses, increased by 18.7% to $19.9 million from $16.8 million for the First Quarter 1998 compared to the First Quarter 1997, primarily as a result of increases in variable and fixed costs to support the growth of the Company's business. However, operating expenses as a percentage of net sales declined from 42.6% to 41.6%, reflecting the Company's improved operating expense leverage.

Interest Expense. Interest expense for the First Quarter 1998 increased to $0.7 million from $0.1 million for the First Quarter 1997. The low level of interest in the First Quarter 1997 was primarily as a result of the application of the proceeds from the Company's initial public offering in July 1996 and secondary offering in November 1996, which were used to repay debt.

Provision for Income Taxes. Income tax expense as a percent of pretax income was approximately 39.5% for the First Quarter 1998 compared to 39.0% for the First Quarter 1997. This increase relates to the estimated mix of the Company's pretax earnings between the U.S. and the United Kingdom, which have different tax rates.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's ability to maintain adequate levels of inventory was constrained by its capital resources. As a result of increases in its credit facility, as well as the Company's public offerings in 1996, the Company has increased its levels of inventory in order to better enable it to meet demand for its key products. The Company anticipates that inventory levels will continue to increase as the Company expands its business and implements its core inventory replenishment program. Such inventory increases are expected to be financed by borrowings under the Company's credit facility. The Company's credit facility provides for borrowings up to $60.0 million under its revolving line of credit with actual borrowings limited to the lesser of $60.0 million or available collateral (approximately $58.0 million of gross availability as of March 31, 1998) and for borrowings of up to $5.0 million under a term note for capital expenditures which was fully utilized as of March 31, 1998. The credit facility also provides a sub- limit for letters of credit of up to $25.0 million to finance the Company's purchases of merchandise inventories from foreign suppliers. As of March 31, 1998, the Company had approximately $19.3 million of letters of credit outstanding under the credit facility. The credit facility contains certain financial covenants that the Company was in compliance with as of March 31, 1998.

The Company estimates that its capital expenditures in 1998 will be approximately $17.0 to $20.0 million. This amount is expected to be used principally for investment in Summit Shops, the upgrade of management information systems, the expansion of the Company's administration and distribution facilities, the expansion of its European sales and marketing operations and the remodeling of existing retail stores.

The Company anticipates that cash generated from operations, cash available under the Company's credit facility and through increased bank financing, will be sufficient to satisfy its cash requirements for at least the next 12 months.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Not applicable.


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

Wholesale Strategy. The Company's wholesale customers consist almost exclusively of specialty outdoor product retailers. The Company cannot assure that its existing customers will increase their purchases of the Company's products, that future preseason wholesale orders will increase, or that the Company will be able to fill reorders during each season. Because the Company expects its wholesale business to constitute an increasing percentage of total sales going forward, overall gross margins may decline in the future. The Company's wholesale strategy also depends on its ability to achieve increased sales through its Summit Shop program. Risks of this program include sourcing and managing higher inventory levels, funding all or most of the cost of the Summit Shop fixtures without assurance of additional sales and profits, and the need to supply products that maintain consumer demand on a year round basis. There can be no assurance that additional Summit Shops will be opened in a timely manner or that their cost or performance will meet the Company's expectations. If the Summit Shop program is unsuccessful, the Company risks write-offs of inventory and fixtures that could have a material adverse effect on the Company's business. The Company believes that the success of its Summit Shop program will be highly dependent on market acceptance of its recently introduced TekwareTM line of products, which was introduced in 1996.

Dependence on New Products. To continue its growth, the Company must successfully introduce new products and improvements to existing products on an ongoing basis. Risks of new product introductions include targeting new markets involving more casual outdoor uses, offering products in wider price ranges, product obsolescence, increased costs and competition, possible consumer rejection of new products or styles and possible dilution of the Company's product image. In 1996, the Company introduced Tekware?, a line of synthetic outdoor apparel. The Company's limited experience in marketing casual apparel, limited distribution channels, and possible consumer resistance to synthetic fabrics could result in slow sales of Tekware?. In May 1998, the Company announced its intention to design and contract for the manufacturing of a line of outdoor performance footwear, scheduled to launch in Spring 1999. There can be no assurance that this new effort by the Company will be successful.

Reliance on Unaffiliated Manufacturers. The Company currently relies on approximately 50 unaffiliated manufacturers to produce nearly all of its products, with 10 of the manufacturers producing approximately 75% of the Company's products in 1997 and early 1998. The Company has no long-term contracts with its manufacturing sources, and it competes with other companies for production facilities and import quota capacity. Any disruption in the Company's ability to obtain manufacturing services could have a material adverse effect on the Company's business. None of the manufacturers used by the Company produces the Company's products exclusively. The Company has occasionally received, and may in the future receive, shipments of products from manufacturers that fail to conform to the
Company's quality control standards.   The Company established its core
inventory replenishment program to facilitate reorders of core products, and cannot assure that this program will meet reorder requirements or avoid excess inventory.

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

Fluctuation in Sales. Sales of the Company's products historically have fluctuated due to external conditions such as weather and economic recessions or other conditions which reduce consumer spending, which are beyond the Company's control.

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

Key Personnel. The Company's future success will depend, in part, upon the continued efforts of its key executive officers and other key personnel and upon the Company's ability to successfully retain current personnel and recruit and retain new personnel. There can be no assurance that any of such persons will remain executive officers or employees of the Company in the future. The unanticipated loss of one or more current senior executives or key employees, or the failure to adequately replace any departed executive or key employee on a timely basis, could have a significant adverse effect on the Company's business. James P. Reilly has recently joined the Company as its Chief Operating Officer. There can be no assurance that any newly-hired executive or key employee can successfully manage the Company's operations.

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

Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company has conducted an internal review of such matters and believes that its products and internal systems will be Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results, and financial condition.



PART II.   OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None material.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following matters were approved at the Company's annual meeting of stockholders on March 31, 1998:

(a) The following class II Directors were elected:

 Name                              For                     Withheld
 James Fifield                     10,746,749              18,021
 William Simon                     10,746,955              17,815

(b) The ratification of an amendment to the Company's 1996 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 600,000 shares to a total of 1,283,950.

For                                 Against                 Abstain
5,036,653                           3,310,404               11,612

(c) The ratification of the selection of Deloitte & Touche LLP as independent auditors of the Company for its fiscal year ending December 31, 1998.

For                                 Against                 Abstain
10,751,568                          6,449                   6,753


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits

                (11.1)  Computation of Per Share Earnings

                (27.1)  Financial Data Schedule

        (b)     Reports on Form 8-K

                No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 1998.

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          THE NORTH FACE, INC.
                                             (REGISTRANT)


     Dated: May 15, 1998             By: /s/ William N. Simon
                                       --------------------------------
                                       William N. Simon
                                       Chief Executive Officer



     Dated: May 15, 1998             By:  /s/ Christopher F. Crawford
                                       --------------------------------
                                       Christopher F. Crawford
                                       Chief Financial Officer
                                       (Principal Financial and Accounting
                                       Officer of the Registrant)

INDEX OF EXHIBITS


The following exhibits are included herein:

11.1  Computation of Net Income Per Share

27.1    Financial Data Schedule