Form 10-Q
period 1998-06-30
NORTH FACE INC
filed 1998-08-14
CIK 1013749

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                               FORM 10-Q


 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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

The number of shares of Common Stock, $0.0025 par value per share, outstanding on August 11, 1998, was 12,481,312.

                      THE NORTH FACE, INC.

                       JUNE 30, 1998


                      INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                    PAGE NO.

   Item 1 -  Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets                           3

        Condensed Consolidated Statements of Operations                 4

        Condensed Consolidated Statements of Cash Flows                 5

        Notes to Condensed Consolidated Financial Statements            6

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         7

   Item 3 - Quantitative and Qualitative  Disclosures About
            Market Risk                                                14

PART II.        OTHER INFORMATION

   Item 1 - Legal Proceedings                                          14

   Item 4 - Submission of Matters to a Vote of Security Holders        14

   Item 6 - Exhibits and Reports on Form 8-K                           14

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              THE NORTH FACE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                  (unaudited)

                                                      June 30,      December 31,  June 30,
                                                      1998          1997          1997
                                                      ------------  ------------  ------------
                             ASSETS
Current Assets:
Cash and cash equivalents.........................         $5,303        $4,511        $1,695
Trade accounts receivable, net....................         49,791        52,255        23,253
Other receivables.................................          6,445         6,112         4,405
Income tax receivable.............................          3,550         3,465         3,491
Advances to suppliers.............................            530           744           --
Inventories.......................................         62,369        44,697        47,326
Deferred taxes....................................          2,779         2,779           --
Other current assets..............................          7,752         4,390         4,799
                                                      ------------  ------------  ------------
  Total current assets............................        138,519       118,953        84,969

Property and equipment, net.......................         22,428        22,955        16,725
Trademarks and intangibles, net...................         28,405        29,066        29,460
Other assets......................................          6,461         3,306         2,452
                                                      ------------  ------------  ------------
  Total assets....................................       $195,813      $174,280      $133,606
                                                      ============  ============  ============

          LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses, and other
  current liabilities.............................         27,420        34,102        19,327
Short term borrowings and current portion of
  long-term debt and capital lease obligations....         40,985        25,734        19,520
                                                      ------------  ------------  ------------
  Total current liabilities.......................         68,405        59,836        38,847

Long-term debt and obligations under capital
  leases..........................................          4,435         5,177           942
Other long-term liabilities.......................          5,854         5,974         6,576
                                                      ------------  ------------  ------------
  Total liabilities...............................         78,694        70,987        46,365
                                                      ------------  ------------  ------------
Stockholders' equity:
Common Stock, $.0025 par value - shares authorized
 50,000,000; issued and outstanding; 12,337,000
 at June 30, 1998 and 11,502,000 at December 31, 1997;         31            29            29
Additional paid-in capital........................         97,761        81,727        78,609
Subscriptions receivable..........................            --            --            (15)
Retained earnings.................................         19,010        21,220         8,341
Accumulated other comprehensive income -
  Translation adjustment..........................            317           317           277
                                                      ------------  ------------  ------------
  Total stockholders' equity......................        117,119       103,293        87,241
                                                      ------------  ------------  ------------
  Total liabilities and stockholders' equity......       $195,813      $174,280      $133,606
                                                      ============  ============  ============

          See accompanying notes to consolidated financial statements

                              THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                     ---------------------   -------------------
                                     1998       1997         1998      1997
                                     ---------- ----------   --------- ---------
Net Sales..........................    $42,553    $31,087     $90,362   $70,429
Cost of Sales......................     23,564     18,046      50,381    40,173
                                     ---------- ----------   --------- ---------
Gross Profit.......................     18,989     13,041      39,981    30,256

Operating Expenses.................     20,801     15,975      40,712    32,748
Facility Closure Charge............      1,620          0       1,620         0
                                     ---------- ----------   --------- ---------
Operating Loss.....................     (3,432)    (2,934)     (2,351)   (2,492)

Interest Expense...................       (848)      (301)     (1,522)     (420)
Other Income (Expense), net........       (133)       (87)        220       (25)
                                     ---------- ----------   --------- ---------
Loss Before Benefit for
  Income Taxes ....................     (4,413)    (3,322)     (3,653)   (2,937)

Benefit for Income Taxes...........     (1,743)    (1,315)     (1,443)   (1,165)
                                     ---------- ----------   --------- ---------
Net Loss...........................    ($2,670)   ($2,007)    ($2,210)  ($1,772)
                                     ========== ==========   ========= =========

Net Loss Per Share:
     Basic.........................     ($0.22)    ($0.18)     ($0.19)   ($0.16)
     Diluted.......................     ($0.22)    ($0.18)     ($0.19)   ($0.16)

Weighted Average Shares Outstanding:
     Basic.........................     11,968     11,222      11,752    11,220
     Diluted.......................     11,968     11,222      11,752    11,220

          See accompanying notes to consolidated financial statements

                              THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                    Six Months Ended
                                                        June 30,
                                                 ----------------------
                                                 1998        1997
                                                 ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME.......................................  ($2,210)    ($1,772)
Adjustments to reconcile net loss to cash
 used in operating activities:
  Depreciation and amortization..................    3,081       1,886
  Provision for doubtful accounts................      723         736
  Tax benefit of exercise of stock options.......    1,306       2,339
  Other..........................................      (43)          2
Effect of changes in:
  Accounts receivable............................    1,741      (2,584)
  Inventories....................................  (17,672)    (15,851)
  Income tax receivable..........................      (85)     (2,197)
  Other assets...................................   (3,930)     (4,073)
  Accounts payable, accrued liabilities, and..........
    other liabilities............................   (2,492)        684
                                                 ----------  ----------
NET CASH USED IN OPERATING ACTIVITIES...           (19,581)    (20,830)
                                                 ----------  ----------
INVESTING ACTIVITIES:
Deposit for acquisition of business..............   (2,488)          0
Purchase of fixed assets.........................   (6,379)     (6,109)
                                                 ----------  ----------
NET CASH USED IN INVESTING ACTIVITIES............   (8,867)     (6,109)
                                                 ----------  ----------
FINANCING ACTIVITIES:
Borrowings on long term debt.....................       64       1,793
Long term debt repayments........................     (688)       (134)
Proceeds from revolver, net......................   15,134      18,573
Payment of debt acquisition costs................        0         (88)
Proceeds from issuance of stock..................   14,730         220
                                                 ----------  ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...        29,240      20,364
                                                 ----------  ----------
Effect of foreign currency fluctuations on cash..        0         (45)
                                                 ----------  ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.      792      (6,620)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...    4,511       8,315
                                                 ----------  ----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........   $5,303      $1,695
                                                 ==========  ==========

          See accompanying notes to consolidated financial statements.

                         THE NORTH FACE, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The North Face, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998. Accordingly, the interim unaudited financial statements should be read in conjunction with the financial statements included in the Form 10-K.

These financial statements have been prepared by the Company in a manner consistent with that used in the preparation of the consolidated financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K"). In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

The financial statements included herein are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 1997, has been derived from the Consolidated Balance Sheet as of December 31, 1997 included in the Form 10-K.


NOTE 2.  RECENTLY ISSUED ACCOUNTING STANDARDS

        In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in shareholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive loss for the quarters ended June 30, 1998 and 1997 was $2,735,000 and $1,882,000, respectively and $2,210,000 and
$1,817,000 for the six months ended June 30, 1998 and 1997, respectively.


NOTE 3.  FACILITY CLOSURE CHARGE

During the quarter ended June 30, 1998 the Company recorded a one-time charge of $1,620,000, or $.08 per share (basic and diluted), related to the closing of an out-dated manufacturing facility in Scotland and the integration of its Canadian subsidiary into a combined North American business operation.


NOTE 4.  SUBSEQUENT EVENTS

        On July 2, 1998, the Company acquired a 51% interest in La Sportiva S.r.L., a premier manufacturer and distributor of trekking, mountaineering, and climbing footwear located in Ziano di Fiemme, Italy for a total purchase price of $6.4 million. Of the $6.4 million purchase price, the Company paid $2.5 million in cash and will pay the balance of $3.9 million, in either cash or in the Company's common stock, in two to five years. In a related transaction, the Company acquired 100% of La Sportiva USA on July 2, 1998 for a purchase price of $3.0 million which was paid in 133,335 shares of the Company's common stock. Both acquisitions will be recorded in the third quarter of 1998 under the purchase method of accounting. The Company will consolidate the results of La Sportiva S.r.L. and La Sportiva USA beginning on July 2, 1998.

        In July 1998, the Company announced plans to relocate a portion of its corporate headquarters to Carbondale, Colorado in August 1998. In addition, the Company announced its intention to establish a Hong Kong operation to facilitate its sourcing of products in Asia and a planned reorganization of its
San  Leandro facility.   The Company expects the costs relating to these
announcements to be approximately $6 to $7 million of which $4.2 million is estimated to be incurred in 1998.


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


RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales (except for income taxes, which are shown as a percentage of pretax income). The results of operations for the three and six month periods ended June 30, 1998 and 1997 are not necessarily indicative of future results to be expected for the full year.


                                      Three Months Ended      Six Months Ended
                                           June 30,               June 30,
                                     ---------------------   -------------------
                                     1998       1997         1998      1997
                                     ---------- ----------   --------- ---------
Net Sales..........................      100.0 %    100.0 %     100.0 %   100.0
Gross Profit.......................       44.6       42.0        44.2      43.0
Operating Expenses.................       48.9       51.4        45.1      46.5
Facility Closure Charge............        3.8        0.0         1.8       0.0
Operating Loss.....................       (8.1)      (9.4)       (2.6)     (3.5)
Interest Expense...................        2.0        1.0         1.7       0.6
Loss Before Benefit for
  Income Taxes ....................      (10.4)     (10.7)       (4.0)     (4.2)
Benefit for Income Taxes...........      (39.5)     (39.6)      (39.5)    (39.7)
Net Loss...........................       (6.3)      (6.5)       (2.4)     (2.5)


Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net Sales. Net sales increased by 36.9% to $42.6 million from $31.1 million for the three months ended June 30, 1998 (the "Second Quarter 1998") over the three months ended June 30, 1997 (the "Second Quarter 1997").

Net sales to wholesale customers increased by 40.7% to $36.0 million from $25.6 million for the Second Quarter 1998 compared to the Second Quarter 1997. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from (i) continued strong sales of existing products, (ii) increased sales through the Summit Shop program, and
(iii) a shift in timing of Fall sales from July to June due to requested customer delivery dates.

Retail sales in the US and Canada increased by 19.2% to $6.6 million from $5.5 million for the Second Quarter 1998 compared to the Second Quarter 1997. On a comparable store basis, retail sales increased by 12.7% (approximately 9.6% for retail stores and 17.2% for outlets). This increase is primarily the result of a successful sale held at the outlets in May and a better merchandising mix of inventory at both the outlets and retail stores, and a more volume oriented pricing strategy at the outlets.

Gross Profit. Gross profit as a percentage of net sales for the Second Quarter 1998 was 44.6% compared to 42.0% for the Second Quarter 1997. The increase in gross margin was primarily attributable to continued management of non-profitable products, improved pricing in production and operating leverage.

Operating Expenses. Operating expenses, which include selling, marketing, and general administrative expenses, increased by 30.2% to $20.8 million from $16.0 million for the Second Quarter 1998 compared to the Second Quarter 1997. The increase of $4.8 million is primarily due to increases in variable and fixed costs to support the growth of the Company's business. However, operating expenses, as a percentage of net sales declined from 51.4% to 48.9%, reflecting the Company's improved operating expense leverage.

Facility Closure Charge. During the Second Quarter 1998 the Company recorded a one-time charge of $1.6 million related to the closing of an out-dated manufacturing facility in Scotland and the integration of its Canadian subsidiary into a combined North American business operation.

Interest Expense. Interest expense for the Second Quarter 1998 increased to $0.8 million from $0.3 million for the Second Quarter 1997. The low level of interest in the Second Quarter 1997 was primarily a result of the Company using the proceeds from its two public offerings in 1996 to repay debt which allowed the Company to maintain a low level of debt in early 1997.

Provision for Income Taxes. Income taxes as a percent of pretax loss was approximately 39.5% for the Second Quarter 1998 compared to 39.6% for the Second Quarter 1997. This fluctuation relates to the estimated mix of the Company's pretax earnings in the U.S., Canada, and the United Kingdom, which have different tax rates.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net Sales. Net sales increased by 28.3% to $90.4 million from $70.4 million for the six months ended June 30, 1998 (the "First Six Months 1998") compared to the six months ended June 30, 1997 (the "First Six Months 1997").

        Net sales to wholesale customers increased by 33.4% to $75.9 million from $56.9 million for the First Six Months 1998 compared to the First Six Months 1997. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from continued strong sales of existing products and increased sales through the Summit Shop program.

        Retail sales in the US and Canada increased by 7.0% to $14.5 million from $13.5 million for the First Six Months 1998 compared to First Six Months 1997. On a comparable store basis, retail sales increased by 2.3% (approximately 1.0% for retail stores and 4.7% for outlets). This increase is due to a successful sale held at the outlets in May and a better merchandising mix of inventory during the Second Quarter 1998, offset by poor sales in January and early February due to inadequate inventory levels of retail product in that period.

Gross Profit. Gross profit as a percentage of net sales for the First Six Months 1998 was 44.2% compared to 43.0% for the First Six Months 1997. The higher gross margin was primarily attributable to continued management of non-profitable products, improved pricing in production and operating leverages.

Operating Expenses. Operating expenses, which include selling, marketing, and general and administrative expenses, increased by 24.3% to $40.7 million from $32.7 million for the First Six Months 1998 compared to the First Six Months 1997. The increase of $8.0 million is primarily due to increases in variable and fixed costs to support the growth of the Company's business. However, operating expenses as a percentage of net sales declined from 46.5% to 45.1%, reflecting the Company's improved operating expense leverage.

Facility Closure Charge. During the First Six Months 1998 the Company recorded a one-time charge of $1.6 million related to the closing of an out-dated manufacturing facility in Scotland and the integration of its Canadian subsidiary into a combined North American business operation.

Interest Expense. Interest expense increased to $1.5 million from $.4 million for the First Six Months 1998 compared to the First Six Months 1997. The low level of interest in the First Six Months 1997 was primarily a result of the Company using the proceeds from its two public offerings in 1996 to repay debt which allowed the Company to maintain a low level of debt in early 1997.

Provision for Income Taxes. Income taxes as a percent of pretax loss was approximately 39.5% for the First Six Months 1998 compared to 39.7% for the First Six Months 1997. This fluctuation related to the estimated mix of the Company's pretax earnings in the United States, Canada, and the United Kingdom,
 which have different tax rates.


LIQUIDITY AND CAPITAL RESOURCES

Historically, the Company's ability to maintain adequate levels of inventory was constrained by its capital resources. As a result of increases in its credit facility, as well as the Company's public offerings in 1996, the Company has increased its levels of inventory in order to better meet demand for its key products. The Company anticipates that inventory levels will continue to increase as the Company expands its business and continues to improve its core inventory replenishment program. Such inventory increases are expected to be financed by borrowings under the Company's credit facility. The Company's current credit facility provides for borrowings up to $60.0 million under its revolving line of credit. In addition, the Company has a term note for capital expenditures of $4.8 million at June 30, 1998. The credit facility also provides a sub-limit for letters of credit of up to $25.0 million to finance the Company's purchases of product from foreign suppliers. As of June 30, 1998, the Company had approximately $6.3 million of letters of credit outstanding under the credit facility. The credit facility contains certain financial covenants that the Company was in compliance with as of June 30, 1998.

In the Second Quarter 1998 the Company received $14.0 million resulting from the issuance of 665,060 shares of the Company's common stock which were purchased by James G. Fifield, the Company's President and Chief Executive Officer.

The Company estimates that its capital expenditures in 1998 will be
approximately $18.0 million.   This amount is expected to be used principally
for investment in Summit Shops, the upgrade of management information systems, the expansion of the Company's administration and distribution facilities, the establishment of operating facilities in Colorado, the expansion of its European sales and marketing operations and the remodeling of existing retail stores.

The Company anticipates that cash generated from operations, cash available under the Company's credit facility and through increased bank financing, will be sufficient to satisfy its cash requirements for at least the next 12 months.


YEAR 2000 COMPLIANCE

Many currently installed computer systems and software products are coded to accept only six digit entries in the date code field. These date code fields will need to accept eight digit entries to distinguish 21st century dates from 20th century dates. As a result, in less that two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

The Company has conducted an internal review of its information systems and is involved in an enterprise wide project to upgrade or modify portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has been using both external and internal resources to reprogram or upgrade its software for the Year 2000 issue. The Company plans to complete the modifications and upgrades, including testing, by the end of 1998. The total cost for addressing the Year 2000 issue of approximately $400,000, which is based on management's current estimates, is not expected to be material to the Company's operations. The Company believes that with modifications and upgrades of its software the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

The Company has surveyed significant vendors and others on whom it relies to assure that their systems will be converted in a timely manner. The Company is currently in the process of analyzing the responses to this survey. There can be no assurance that the systems of other companies will be converted on time or that a failure to convert by another company would not have a material adverse effect on the Company. In addition, the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results, and financial condition.


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

Wholesale Strategy. The Company's wholesale customers consist almost exclusively of specialty outdoor product retailers. The Company cannot assure that its existing customers will increase their purchases of the Company's products, that future preseason wholesale orders will increase, or that the Company will be able to fill reorders during each season. Because the Company expects its wholesale business to constitute an increasing percentage of total sales going forward, overall gross margins may decline in the future. The Company's wholesale strategy also depends on its ability to achieve increased sales through its Summit Shop program. Risks of this program include sourcing and managing higher inventory levels, funding all or most of the cost of the Summit Shop fixtures without assurance of additional sales and profits, and the need to supply products that maintain consumer demand on a year round basis. There can be no assurance that additional Summit Shops will be opened in a timely manner or that their cost or performance will meet the Company's expectations. If the Summit Shop program is unsuccessful, the Company risks write-offs of inventory and fixtures that could have a material adverse effect on the Company's business. The Company believes that the success of its Summit Shop program will be highly dependent on market acceptance of its Tekware? line of products, which was introduced in 1996.

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

Key Personnel. The Company's future success will depend, in part, upon the continued efforts of its key executive officers and other key personnel and upon the Company's ability to successfully retain current personnel and recruit and retain new personnel. There can be no assurance that any of such persons will remain executive officers or employees of the Company in the future. The unanticipated loss of one or more current senior executives or key employees, or the failure to adequately replace any departed executive or key employee on a timely basis, could have a significant adverse effect on the Company's business. During the Second Quarter 1998, William N. Simon resigned from his position as President and Chief Executive Officer and assumed the position of Vice Chairman and James G. Fifield was appointed as the Company's new President and Chief Executive Officer. In addition, James P. Reilly has recently joined the Company as its Chief Operating Officer. There can be no assurance that any newly-hired executive or key employee can successfully manage the Company's operations.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Not applicable.


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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)     Exhibits
                (11.1)  Computation of Per Share Earnings

                (27.1)  Financial Data Schedule

(b) Reports on Form 8-K
Form 8-K dated June 30, 1998 was filed on July 7, 1998 disclosing recent acquisitions, the plan to relocate a portion of the Company's executive offices and reorganize other operations of the Company, the plan to establish a facility in Hong Kong to manage the Company's relationship with certain third party manufacturers, and the adoption of a Stockholder Rights Plan.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

    THE NORTH FACE, INC.
    (Registrant)




    Dated:  August 14, 1998 By:     /s/ James G. Fifield_____________
                                    James G. Fifield
                                    Chief Executive Officer



    Dated:  August 14, 1998 By:     /s/ Christopher F. Crawford_
                                    Christopher F. Crawford
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer of the Registrant)






INDEX OF EXHIBITS


The following exhibits are included herein:

11.1  Computation of Net Income Per Share

27.1  Financial Data Schedule