Form 10-Q
period 1998-09-30
NORTH FACE INC
filed 1998-11-13
CIK 1013749

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, DC  20549

                               FORM 10-Q


 X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
-----       SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

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

The number of shares of Common Stock, $0.0025 par value per share, outstanding on November 10, 1998, was 12,489,710.

                      THE NORTH FACE, INC.

                      SEPTEMBER 30, 1998


                      INDEX TO FORM 10-Q



PART I.   FINANCIAL INFORMATION                                    PAGE NO.

   Item 1 -  Financial Statements (unaudited)

        Condensed Consolidated Balance Sheets                           3

        Condensed Consolidated Statements of Operations                 4

        Condensed Consolidated Statements of Cash Flows                 5

        Notes to Condensed Consolidated Financial Statements            6

   Item 2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         8

   Item 3 - Quantitative and Qualitative  Disclosures About
            Market Risk                                                15

PART II.        OTHER INFORMATION

   Item 1 - Legal Proceedings                                          15

   Item 4 - Submission of Matters to a Vote of Security Holders        15

   Item 6 - Exhibits and Reports on Form 8-K                           16

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                              THE NORTH FACE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)
                                  (unaudited)

                                                      September 30, December 31,  September 30,
                                                      1998          1997          1997
                                                      ------------  ------------  ------------
                             ASSETS
Current Assets:
Cash and cash equivalents.........................         $3,478        $4,511        $1,184
Trade accounts receivable, net....................        108,839        52,255        72,314
Other receivables.................................          6,311         6,112         6,147
Income tax receivable.............................            473         3,465             0
Advances to suppliers.............................            520           744             0
Inventories.......................................         53,133        44,697        42,253
Deferred taxes....................................          2,791         2,779             --
Other current assets..............................         10,861         4,390         6,367
                                                      ------------  ------------  ------------
  Total current assets............................        186,406       118,953       128,265

Property and equipment, net.......................         30,971        22,955        18,136
Trademarks and intangibles, net...................         36,889        29,066        29,271
Debt acquisition costs............................          1,495            27            53
Other assets......................................          4,674         3,279         2,272
                                                      ------------  ------------  ------------
  Total assets....................................       $260,435      $174,280      $177,997
                                                      ============  ============  ============

          LIABILITIES & STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable, accrued expenses, and other
  current liabilities.............................        $41,384       $34,102       $34,490
Short term borrowings and current portion of
  long-term debt and capital lease obligations....         64,995        25,734        33,139
                                                      ------------  ------------  ------------
  Total current liabilities.......................        106,379        59,836        67,629

Long-term debt and obligations under capital
  leases..........................................         12,952         5,177         4,976
Other long-term liabilities.......................          7,925         5,974         6,646
                                                      ------------  ------------  ------------
  Total liabilities...............................        127,256        70,987        79,251
                                                      ------------  ------------  ------------
Minority interest.................................          1,653             --            --

Stockholders' equity:
Common Stock, $.0025 par value - shares authorized
 50,000,000; 12,486,000 issued and outstanding at
 September 30, 1998; 11,502,000 at December 31,                31            29            29
Additional paid-in capital........................        100,933        81,727        79,578
Subscriptions receivable..........................              --          --            (15)
Retained earnings.................................         29,776        21,220        19,108
Accumulated other comprehensive income
  Translation adjustment..........................            786           317            33
                                                      ------------  ------------  ------------
  Total stockholders' equity......................        131,526       103,293        98,733
                                                      ------------  ------------  ------------
  Total liabilities and stockholders' equity......       $260,435      $174,280      $177,984
                                                      ============  ============  ============

          See accompanying notes to consolidated financial statements

                              THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)

                                       Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                      ---------------------   -------------------
                                      1998       1997         1998      1997
                                      ---------- ----------   --------- ---------
Net Sales............................. $103,800    $87,007    $194,162  $157,436
Cost of Sales.........................   57,425     47,318     107,806    87,491
                                      ---------- ----------   --------- ---------
Gross Profit..........................   46,375     39,689      86,356    69,945

Operating Expenses....................   24,552     20,802      65,264    53,550
Relocation and Realignment Expenses...    2,215          --      2,215        --
Facility Closure Charge...............       --          --      1,620        --
                                      ---------- ----------   --------- ---------
Operating Income......................   19,608     18,887      17,257    16,395

Interest Expense......................   (1,825)      (910)     (3,347)   (1,330)
Other Income (Expense), net...........       12       (125)        232      (150)
                                      ---------- ----------   --------- ---------
Income Before Provision for
  Income Taxes .......................   17,795     17,852      14,142    14,915

Provision for Income Taxes............    7,029      7,085       5,586     5,920
                                      ---------- ----------   --------- ---------
Net Income............................  $10,766    $10,767      $8,556    $8,995
                                      ========== ==========   ========= =========

Net Income Per Share:
     Basic............................    $0.86      $0.96       $0.71     $0.80
     Diluted..........................    $0.84      $0.92       $0.70     $0.77

Weighted Average Shares Outstanding:
     Basic............................   12,481     11,262      11,996    11,260
     Diluted..........................   12,752     11,708      12,263    11,667

          See accompanying notes to consolidated financial statements

                              THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                 -----------------------
                                                 1998        1997
                                                 ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME.......................................   $8,556       $8,995
Adjustments to reconcile net income to cash
 used in operating activities:
  Depreciation and amortization..................    5,167        3,269
  Provision for doubtful accounts................      596          207
  Tax benefit of exercise of stock options.......    1,347        3,067
  Other..........................................      (57)          12
Changes in operating assets and liabilities (net of
  effects of acquisitions):
  Accounts receivable............................  (53,564)     (51,116)
  Inventories....................................   (5,443)     (10,778)
  Income tax receivable..........................    3,345            --
  Other assets...................................   (2,604)      (6,002)
  Accounts payable, accrued liabilities, and..........
    other liabilities............................    4,069       15,917
                                                 ----------  -----------
NET CASH USED IN OPERATING ACTIVITIES...           (38,588)     (36,429)
                                                 ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid to acquire La Sportiva businesses,
  net of cash acquired...........................   (1,564)           --
Purchase of fixed assets.........................  (12,356)      (8,678)
Other............................................       41            --
                                                 ----------  -----------
NET CASH USED IN INVESTING ACTIVITIES............  (13,879)      (8,678)
                                                 ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt.....................      112        6,706
Long-term debt repayments........................     (720)        (300)
Proceeds from revolver, net......................   38,238       31,479
Payment of debt acquisition costs................   (1,525)         (94)
Proceeds from issuance of stock..................   14,861          474
                                                 ----------  -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES...        50,966       38,265
                                                 ----------  -----------
Effect of foreign currency fluctuations on cash..      468         (289)
                                                 ----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.   (1,033)      (7,131)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...    4,511        8,315
                                                 ----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........   $3,478       $1,184
                                                 ==========  ===========
CASH PAID TO ACQUIRE LA SPORTIVA BUSINESSES,
  NET OF CASH ACQUIRED:
Purchase of working capital, less cash
  acquired of $1,090.............................    ($992)           --
Purchase of property and equipment...............   (4,417)           --
Purchase of other long-term assets...............   (1,612)           --
Assumption of other long-term liabilities........    1,272            --
Assumption of long-term debt.....................    3,326            --
Excess purchase price over the fair value of
  net assets acquired............................   (8,609)           --
Minority interest portion of net assets acquired.    1,648            --
Non-cash consideration for acquisitions:
  Issuance of stock..............................    3,000            --
  Notes payable..................................    4,820            --
                                                 ----------  -----------
TOTAL CASH PAID TO ACQUIRE LA SPORTIVA BUSINESSES,
  NET OF CASH ACQUIRED...........................  ($1,564)           --
                                                 ==========  ===========

          See accompanying notes to consolidated financial statements.

                         THE NORTH FACE, INC.

          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (unaudited)


NOTE 1.   BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of The North Face, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, the interim unaudited financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (the "Form 10-K"). Operating results for the nine month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

These financial statements have been prepared by the Company in a manner consistent with that used in the preparation of the consolidated financial statements included in the Form 10-K. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position, results of operations, and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. Certain reclassifications have been made to prior year amounts to conform with current year presentation.

The financial statements included herein are unaudited. The Condensed Consolidated Balance Sheet as of December 31, 1997, has been derived from the Consolidated Balance Sheet as of December 31, 1997 included in the Form 10-K.


NOTE 2.  RECENTLY ISSUED ACCOUNTING STANDARDS

        In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all nonowner changes in stockholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income for the quarters ended September 30, 1998 and 1997 was $11,235,000 and $10,523,000,
respectively and $9,025,000 and $8,706,000 for the nine months ended September 30, 1998 and 1997, respectively.

        In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999 and is not to be applied retroactively to financial statements for prior periods. Management does not expect that the adoption of SFAS No. 133 will have a material effect on the Company's financial statements. position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999 and is not to be applied retroactively to financial statements for prior periods. Management does not expect that the adoption of SFAS No. 133 will have a material effect on the Company's financial statements.

NOTE 3.  RELOCATION AND REALIGNMENT EXPENSES

        During the quarter ended September 30, 1998 the Company recorded expenses of $2,215,000, or $.11 per share net of tax (basic and diluted), related to (i) relocating a portion of its corporate headquarters to Carbondale, Colorado; (ii) establishing a Hong Kong operation to facilitate its sourcing of products in Asia; and (iii) the realignment of its San Leandro, California facility. The Company expects to spend another $3.8 to $4.8 million in operating expenses related to these efforts primarily over the next 18 months.

NOTE 4.  FACILITY CLOSURE CHARGE

During the nine months ended September 30, 1998 the Company recorded a charge of $1,620,000, or $.08 per share net of tax (basic and diluted), related to the closing of an out-dated manufacturing facility in Scotland and the integration of its Canadian subsidiary into a combined North American business operation.

NOTE 5.  ACQUISITIONS

        On July 2, 1998, the Company acquired a 51% interest in La Sportiva S.r.L., a premier manufacturer and distributor of trekking, mountaineering, and climbing footwear located in Ziano di Fiemme, Italy for a total purchase price of approximately $6.3 million. Of the $6.3 million purchase price, the Company paid $2.5 million in cash and will pay the balance of approximately $3.8 million, in either cash or in the Company's common stock, in two to five years. In a related transaction on July 2, 1998, the Company acquired 100% of La Sportiva USA (the US distributor of footwear for La Sportiva S.r.L. in the the United States, including trekking, mountaineering, and climbing footwear) located in Boulder, Colorado, for a purchase price of approximately $3.0 million which was paid in 133,335 shares of the Company's common stock. An additional $1.0 million in cash will be paid over the next 5 years.

The total purchase price of La Sportiva S.r.L. and La Sportiva USA exceeded the fair value of net assets acquired by approximately $8.6 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years. The fair value of net assets acquired is based on preliminary estimates which are subject to change. Both acquisitions were recorded under the purchase method of accounting and the Company has consolidated the results of La Sportiva S.r.L. and La Sportiva USA beginning on July 2, 1998.

NOTE 6.  STOCK OPTION REPRICING

        During the quarter ended September 30, 1998 options to purchase 1,750,650 shares of common stock were repriced from a weighted average exercise price of $19.688 to a weighted average exercise price of $9.625 which was equal to fair market value at the date of repricing. Options issued to certain of the Company's Directors and Officers were not included in the repricing.

NOTE 7.  NEW CREDIT FACILITY

        During the quarter ended September 30, 1998 the Company entered into a new five year Global Senior Secured Revolving Credit Facility which provides for borrowings up to $130 million with actual borrowings limited to available collateral and also allows for up to $15 million in borrowings for capital expenditures and certain other expenditures under a term note. This facility provides a sublimit facility for documentary letters of credit of up to $40 million. The credit facility includes certain financial covenants and restrictions on new indebtedness and the payment of cash dividends. Loans under this credit facility bear interest at either (1) the "Prime Rate", which is defined as the higher of (a) the base commercial lending rate minus .5% or
(b) .5% above the Federal Funds Effective Rate plus the applicable margin, or
(2) the  "LIBO Rate" adjusted by the same applicable margin.

NOTE 8.  SUBSEQUENT EVENT

        In the Fourth Quarter 1998, the Company finalized a licensing and royalty agreement to sell The North Face products in China and Nepal.


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

RESULTS OF OPERATIONS

The following tables set forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales (except for income taxes, which are shown as a percentage of pretax income). The results of operations for the three and nine month periods ended
September 30, 1998 and 1997 are not necessarily indicative of future results to be expected for the full year.


                                       Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                      ---------------------   -------------------
                                      1998       1997         1998      1997
                                      ---------- ----------   --------- ---------
Net Sales.............................    100.0 %    100.0 %     100.0 %   100.0
Gross Profit..........................     44.7       45.6        44.5      44.4
Operating Expenses....................     23.7       23.9        33.6      34.0
Relocation and Realignment Expenses...      2.1        0.0         1.1       0.0
Facility Closure Charge...............      0.0        0.0         0.8       0.0
OperatingIncome.......................     18.9       21.7         8.9      10.4
Interest Expense......................      1.8        1.0         1.7       0.8
Income Before Provision for
  Income Taxes .......................     17.1       20.5         7.3       9.5
Provision for Income Taxes............     39.5       39.7        39.5      39.7
Net Income............................     10.4       12.4         4.4       5.7


Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Net Sales. Net sales increased by 19% to $103.8 million from $87.0 million for the three months ended September 30, 1998 (the "Third Quarter 1998") over the three months ended September 30, 1997 (the "Third Quarter 1997").

Net sales to wholesale customers including international sales increased by 16.2% to $90.8 million from $78.1 million for the Third Quarter 1998 compared to the Third Quarter 1997. This increase was primarily a result of (i) continued strong sales of existing products, (ii) increased sales through the Summit Shop program, and (iii) the inclusion of La Sportiva revenue.

Retail sales in the U.S. and Canada increased by 46.3% to $13.0 million from $8.9 million for the Third Quarter 1998 compared to the Third Quarter 1997. These increases are due primarily to three new outlet stores opened during the Third Quarter 1998. On a comparable store basis, retail sales increased by 20.6% (approximately 13% for retail stores and 35% for outlets). These increases are primarily the result of a successful sale held at the retail stores in August and at the outlets in September, a better merchandising mix of inventory at both the outlets and retail stores, and a more volume-oriented pricing strategy at the outlets.

Gross Profit. Gross profit as a percentage of net sales for the Third Quarter 1998 was 44.7% or $46.7 million, compared to 45.6% or $39.7 million for the Third Quarter 1997. The decrease in gross margin was primarily attributable to lower revenue and earnings from the Asian market. Additionally, the gross margins of the La Sportiva business are lower than the margins on the Company's other products.

Operating Expenses. Operating expenses, which include selling, marketing, and general administrative expenses, excluding relocation and realignment expenses, increased by 18.0% to $24.6 million from $20.8 million for the Third Quarter 1998 compared to the Third Quarter 1997. The increase of $3.8 million is primarily due to increases in variable and fixed costs to support the growth of the Company's business. However, operating expenses, excluding relocation and realignment expenses, as a percentage of net sales declined from 23.9% to 23.7%, reflecting the Company's improved operating expense leverage.

Relocation and Realignment Expenses .  During the Third Quarter
1998, the Company recorded expenses of $2.2 million related to relocating a portion of its corporate headquarters to Carbondale, Colorado, establishing a Hong Kong operation to facilitate its sourcing of products in Asia, and the realignment of its San Leandro, California facility.

Interest Expense. Interest expense for the Third Quarter 1998 increased to $1.8 million from $0.9 million for the Third Quarter 1997. The increase is a result of (i) carrying higher levels of debt to support growth in net working capital and (ii) the addition of interest expense from La Sportiva USA and La Sportiva S.r.L.

Provision for Income Taxes. Income taxes as a percent of pretax income was approximately 39.5% for the Third Quarter 1998 compared to 39.7% for the Third Quarter 1997. This fluctuation relates to the estimated mix of the Company's pretax earnings in the U.S., Canada, Italy, and the United Kingdom, which have different tax rates.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net Sales. Net sales increased by 23.3% to $194.2 million from $157.4 million for the nine months ended September 30, 1998 (the "First Nine Months 1998") compared to the nine months ended September 30, 1997 (the "First Nine Months 1997").

        Net sales to wholesale customers including international sales increased by 23.4% to $166.7 million from $135.0 million for the First Nine Months 1998 compared to the First Nine Months 1997. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from continued strong sales of existing products and increased sales through the Summit Shop program.

Retail sales in the U.S. and Canada increased by 22.6% to $27.5 million from $22.4 million for the First Nine Months 1998 compared to First Nine Months 1997. This increase is due primarily to three new outlet stores opened during the Third Quarter 1998 and increases in comparative store sales. On a comparable store basis, retail sales increased by 9.5% (approximately 5.7% for retail stores and 16.3% for outlets). This increase is due to a successful sale held at the retail stores in August, 1998 and at the outlets in May and September, 1998, a better merchandising mix of inventory at both the outlets and retail stores, and a more volume-oriented pricing strategy at the outlets.

Gross Profit. Gross profit as a percentage of net sales for the First Nine Months 1998 was 44.5% or $86.4 million compared to 44.4% or $69.9 million for the First Nine Months 1997. The margins are comparable due to slightly higher gross margins from core business, offset by lower revenue and earnings from the Asian market.

Operating Expenses. Operating expenses, which include selling, marketing, and general and administrative expenses, excluding a charge for facility closure and relocation and realignment expenses, increased by 21.9% to $65.3 million from $53.6 million for the First Nine Months 1998 compared to the First Nine Months 1997. The increase is primarily due to increases in variable and fixed costs to support the growth of the Company's business. However, operating expenses, excluding a charge for facility closure and relocation and realignment expenses, as a percentage of net sales declined from 34.0% to 33.6%, reflecting the Company's improved operating expense leverage.

Relocation and Realignment Expenses.  During the First Nine Months
1998, the Company recorded expenses of $2.2 million related to relocating a portion of its corporate headquarters to Carbondale, Colorado, establishing a Hong Kong operation to facilitate its sourcing of products in Asia, and the realignment of its San Leandro, California facility.

Facility Closure Charge. During the First Nine Months 1998, the Company recorded a charge of $1.6 million related to the closing of an out-dated manufacturing facility in Scotland and the integration of its Canadian subsidiary into a combined North American business operation.

Interest Expense. Interest expense increased to $3.3 million from $1.3 million for the First Nine Months 1998 compared to the First Nine Months 1997. This increase is primarily a result of the Company using the proceeds from its two public offerings in 1996 to repay debt which allowed the Company to maintain a low level of debt in early 1997. In 1998, the Company carried higher levels of debt to accommodate growth in net working capital.

Provision for Income Taxes. Income taxes as a percent of pretax income was approximately 39.5% for the First Nine Months 1998 compared to 39.7% for the First Nine Months 1997. This fluctuation relates to the estimated mix of the Company's pretax earnings in the U.S., Canada, Italy, and the United Kingdom, which have different tax rates.


LIQUIDITY AND CAPITAL RESOURCES

The Company has a newly acquired long-term credit facility, which provides for borrowings up to $130.0 million with actual borrowings limited to available collateral (approximately $85.7 million of gross availability as of September 30, 1998). This facility provides a sublimit facility for documentary letters of credit of up to $40.0 million. The Company uses this sublimit feature of the facility to finance its foreign purchasing of merchandise inventories. As of September 30, 1998, the Company had approximately $62.6 million in revolver borrowings and $7.0 million in letters of credit outstanding under this facility.

The Company's long-term credit facility also allows for up to $15.0 million in borrowings for capital expenditures under a term note. As of September 30, 1998, $5.0 million was outstanding under such note.

The Company's long-term credit facility includes certain financial covenants and restrictions on new indebtedness and the payment of cash dividends. The Company is in compliance with these covenants as of September 30, 1998.

During the nine months ended September 30, 1998, the primary uses of cash have been to purchase merchandise inventories, finance growth of the Company's accounts receivable, upgrade the Company's data processing systems, expand the U.S. corporate headquarters, and finance openings of summit shops and new outlet stores.

In May, 1998 the Company received $14.0 million resulting from the sale and issuance of 665,060 shares of the Company's common stock to the Company's President and Chief Executive Officer.

The Company expects to make capital expenditures for investment in Summit Shops, the upgrade of management information systems, the expansion of the Company's administration and distribution facilities, the establishment of operating facilities in Colorado and manufacturing facilities in Hong Kong, the expansion of its European sales and marketing operations, the remodeling of existing retail stores, and the opening of new outlet stores.

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

The Company has conducted an internal review of its information systems and is involved in an enterprise wide project to upgrade or modify portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has been using both external and internal resources to reprogram or upgrade its software for the Year 2000 issue. The Company plans to complete the modifications and upgrades, including testing, of all systems, excluding European systems, by the end of 1998 and plans to complete the modifications and upgrades, including testing, of European systems by April 1999. Through September 30, 1998, the Company had spent $62,000 related to the Year 2000 issues. The total cost for addressing the Year 2000 issue of approximately $400,000, which is based on management's current estimates, is not expected to be material to the Company's operations. The Company believes that with modifications and upgrades of its software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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

Managing Growth / Relocation If the Company's business grows, the Company may have increased difficulties in managing product design, hiring, marketing, distribution, management information and other resources, and in obtaining and effectively managing supplies, manufacturing services and working capital.
The Company's future profitability will be critically dependent on its ability to achieve and manage potential future growth effectively. In addition, in August, 1998, the Company relocated a portion of its headquarters to Carbondale, Colorado. The Company has recorded relocation and realignment expenses of $2.2 million for relocation and certain other activities. There can be no assurance that the relocation will not cause the incurrance of additional expenses. Furthermore, there can be no assurance that such relocation and certain other activities will be fully implemented without adversely affecting the Company's business or operations.

Wholesale Strategy. The Company's wholesale customers consist primarily of specialty outdoor product retailers. The Company cannot assure that its existing customers will increase their purchases of the Company's products, that future preseason wholesale orders will increase, or that the Company will be able to fill reorders during each season. Because the Company expects its wholesale business to constitute an increasing percentage of total sales going forward, overall gross margins may decline in the future. The Company's wholesale strategy also depends on its ability to achieve increased sales through its Summit Shop program. Risks of this program include sourcing and managing higher inventory levels, funding all or most of the cost of the Summit Shop fixtures without assurance of additional sales and profits, and the need to supply products that maintain consumer demand on a year round basis. There can be no assurance that additional Summit Shops will be opened in a timely manner or that their cost or performance will meet the Company's expectations. If the Summit Shop program is unsuccessful, the Company risks write-offs of inventory and fixtures that could have a material adverse effect on the Company's business.

International Operations. The Company's business is subject to the risks generally associated with doing business abroad. In particular, a decrease in sales in Asia has recently impacted the Company's gross margins. There can be no assurance that sales in Asia will not continue to decline, further eroding the Company's gross margins. The Company imports more than 60% of its merchandise from contract manufacturers located outside of the United States, primarily in the Far East. A significant portion of the Company's products is produced in China. From time to time, the U.S. government has considered imposing punitive tariffs on apparel and other exports from China. The imposition of any such tariff could disrupt the supply or substantially increase the cost of the Company's products, either of which could have a material adverse effect on the Company's results of operations. In addition, in the Fourth Quarter 1998, the Company finalized a licensing and royalty agreement to sell the Company's products in China and Nepal. Given the prolonged economic uncertainties in China, Nepal and elsewhere throughout Asia, it is possible that orders for the Company's products could be reduced, delayed or terminated.

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

Reliance on Unaffiliated Manufacturers. The Company currently relies on approximately 50 unaffiliated manufacturers to produce nearly all of its products, with 10 of the manufacturers producing approximately 75% of the Company's products in 1997 and 1998. The Company has no long-term contracts with its manufacturing sources, and it competes with other companies for production facilities and import quota capacity. Any disruption in the Company's ability to obtain manufacturing services could have a material adverse effect on the Company's business. None of the manufacturers used by the Company produces the Company's products exclusively. The Company has occasionally received, and may in the future receive, shipments of products from manufacturers that fail to conform to the Company's quality control standards. The Company established its core inventory replenishment program to facilitate reorders of core products, and cannot assure that this program will meet reorder requirements or avoid excess inventory.

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

The Company has conducted an internal review of its information systems and is involved in an enterprise wide project to upgrade or modify portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has been using both external and internal resources to reprogram or upgrade its software for the Year 2000 issue. The Company plans to complete the modifications and upgrades, including testing, of all systems, excluding European systems, by the end of 1998 and plans to complete the modifications and upgrades, including testing, of European systems by April 1999. Through September 30, 1998, the Company had spent $62,000 related to the Year 2000 issues. The total cost for addressing the Year 2000 issue of approximately $400,000, which is based on management's current estimates, is not expected to be material to the Company's operations. The Company believes that with modifications and upgrades of its software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

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


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
RISK

Not applicable.


PART II.   OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        None material.

ITEM 5. OTHER INFORMATION

Pursuant to Rule 14a-4(c)(1) under the Securities Exchange Act of 1934, the proxies provided to management shall confer on management discretionary authority to vote with respect to any non Rule 14a-8 stockholder proposals raised at the Company's annual meeting of stockholders, without any discussion of the matter in the proxy statement, unless a stockholder has notified the Company of such a proposal at least 45 days prior to the month and day on which the Company mailed its prior year's proxy statement. Since the Company mailed its proxy statement for the 1998 annual meeting of stockholders on March 9, 1998, the deadline for receipt of any such stockholder proposal for the 1999 annual meeting of stockholders is February 23, 1999.

The Company has a newly acquired long-term credit facility, which provides for borrowings up to $130.0 million with actual borrowings limited to available collateral (approximately $85.7 million of gross availability as of September 30, 1998). This facility provides a sublimit facility for documentary letters of credit of up to $40.0 million. The Company uses this sublimit feature of the facility to finance its foreign purchasing of merchandise inventories. As of September 30, 1998, the Company had approximately $62.6 million in revolver borrowings and $7.0 million in letters of credit outstanding under this facility.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

(10.1) Loan Agreement dated as of September 2, 1998 (the "Loan Agreement") between The North Face, Inc., The North Face (Europe) Limited and The North Face, Hong Kong, Limited as Borrowers, The Industrial Bank of Japan, Limited, New York Branch and IBJ Schroder Business Credit Corporation as Arrangers, The Industrial Bank of Japan, Limited, New York Branch as Syndication Agent, Documentation Agent and as a Lender, IBJ Schroder Business Credit Corporation as Administrative Agent, Collateral Agent and as a Lender, and Certain Financial Institutions.

(10.2) Amendment agreement, dated as of September 11, 1998 to the Loan
Agreement.

(11.1)   Computation of Per Share Earnings

(27.1)   Financial Data Schedule

(b) Reports on Form 8-K

Form 8-K dated June 30, 1998 was filed on July 7, 1998 disclosing recent acquisitions, the plan to relocate a portion of the Company's executive offices and realign other operations of the Company, the plan to establish a facility in Hong Kong to manage the Company's relationship with certain third party manufacturers, and the adoption of a Stockholder Rights Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Form 8-K/A dated July 20, 1998 was filed on July 21, 1998 amending the Form 8-K of the Company filed on July 7, 1998 by including a Form of Letter to Stockholders with respect to the adoption of the Stockholders' Rights Plan in the Exhibits thereto.


                        SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    THE NORTH FACE, INC.
                                    (Registrant)




    Dated: November 13, 1998 By:   /s/ James G. Fifield
                                    James G. Fifield
                                    Chief Executive Officer



    Dated:  November 13, 1998 By:  /s/ Christopher F. Crawford
                                    Christopher F. Crawford
                                    Chief Financial Officer
                                    (Principal Financial and Accounting
                                    Officer of the Registrant)


INDEX OF EXHIBITS


The following exhibits are included herein:

10.1 Loan Agreement dated as of September 2, 1998 (the "Loan Agreement") between The North Face, Inc., The North Face (Europe) Limited and The North Face, Hong Kong, Limited as Borrowers, The Industrial Bank of Japan, Limited, New York Branch and IBJ Schroder Business Credit Corporation as Arrangers, The Industrial Bank of Japan, Limited, New York Branch as Syndication Agent, Documentation Agent and as a Lender, IBJ Schroder Business Credit Corporation as Administrative Agent, Collateral Agent and as a Lender, and Certain Financial Institutions.

10.2  Amendment agreement, dated as of September 11, 1998 to the Loan
Agreement.

11.1  Computation of Net Income Per Share

27.1  Financial Data Schedule