Form 10-K/A
period 1997-12-31
NORTH FACE INC
filed 1999-05-07
CIK 1013749

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------
                                  FORM 10-K/A

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 0-28596

                              THE NORTH FACE, INC.
             (Exact name of registrant as specified in its charter)

             DELAWARE                                       94-3204082
   (State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization)                     Identification Number)


407 Merrill Avenue, Carbondale, Colorado                      81623
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code: (970) 704-2300

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $.0025 per share

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     [ ]  Yes  [X]  No

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to
this Form 10-K/A.   [ ]


  On March 31, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates was $149,472,100.

  As of March 31, 1999, the number of shares of the registrant's Common Stock outstanding was 12,724,587.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive Proxy Statement for the Annual Meeting of stockholders are incorporated by reference in Part III of this report.

                                     PART I

             SIGNIFICANT FINANCIAL & GENERAL BUSINESS DEVELOPMENTS

     This Annual Report on Form 10-K/A contains forward-looking statements that involve risks and uncertainties. The statements contained herein that are not purely historical are forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. The Company assumes that results could differ materially from those anticipated in these forward-looking statements as a result of certain factors contained herein.

     The North Face, Inc., a Delaware corporation was founded in 1965 by outdoor enthusiasts as a retailer of high performance climbing and backpacking equipment. The North Face, Inc., together with its consolidated subsidiaries ("The North Face" or the "Company"), designs and distributes technically sophisticated outerwear, snowsports gear, functional sportswear, tents, sleeping bags, backpacks, daypacks, accessories and rugged footwear under The North Face/(R)/ name. Through its subsidiary Las Sportiva USA, and its affiliate La Sportiva S.p.A., the Company designs, manufactures and distributes rock climbing shoes, mountaineering boots and other rugged footwear under the La Sportiva name. The Company believes that The North Face/(R)/ is the world's premier brand of high performance outdoor apparel and equipment.

                                  RESTATEMENT

     Subsequent to the issuance of the Company's Consolidated Financial Statements for the year ended December 31, 1997, the Company's management determined that certain barter transaction revenue had been improperly recognized, certain capitalized costs related to the abandonment of an information system project should have been expensed, certain deferred start up and marketing costs did not have a demonstrated future benefit and should have been expensed, and the warranty reserve had been improperly computed. In addition, it was determined that certain property amounts had been improperly accrued. As a result, the 1997 Consolidated Financial Statements have been restated from amounts previously reported.

     The effects of the restatement are presented in Note 16 of the Notes to the Consolidated Financial Statements and have been reflected herein.

     In addition to the restatements reflected herein, the Company has also restated its previously issued Condensed Consolidated Financial Statements for the three, six and nine months ended March 31, 1998, June 30, 1998 and September 30, 1998. See the Company's Quarterly Reports on Form 10-Q/A for the three, six and nine months ended March 31, 1998, June 30, 1998 and September 30, 1998.

                                  TENDER OFFER

     On February 27, 1999, the Company's Board of Directors approved a Transaction Agreement (the "Transaction Agreement") between the Company and TNF Acquisition LLC ("TNF"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provides for a tender offer for all of the Company's outstanding stock (other than shares held by James G. Fifield, President and Chief Executive Officer) at $17 cash per share and the acquisition of control of the Company by LGP and Mr. Fifield. On March 5, 1999, the Company withdrew its tender offer, however, the Transaction Agreement remained in full force and effect. There can be no assurance that the transactions contemplated by the Transaction Agreement (the "Transactions") will be consummated at all or on terms favorable to the Company's shareholders. If the Transaction Agreement is terminated, the Company could be required under certain circumstances to pay TNF $7 million plus up to $5.5 million of TNF's expenses associated with the Transactions.

     In connection with the Transactions and following the Company's accounting-related announcements, which reported the restatement of the Company's 1997 Consolidated Financial Statements and 1998 interim Condensed Consolidated Financial Statements, several lawsuits have been filed against the Company. There can be no assurance that the Company will successfully defend these lawsuits. Regardless of whether the Transactions are consummated or of the outcome of these lawsuits, the Company will likely incur significant related expenses and costs that could have a material adverse affect on the Company's business and operations. See "Item 3. Legal Proceedings."

                            TRADEMARKS AND LICENSING

     The Company considers its trademarks to be among its most valuable assets and has numerous trademark registrations in the United States, Europe and other foreign countries. Among the Company's trademarks are The North Face/(R)/, 'N' Design logo/(R)/, Remote Terrain Gear/(R)/, Extreme Gear/(R)/, A5 and Design/(R)/, Expedition System/(R)/, Extreme/(R)/, Tekware/(R)/, Steep Tech/(R)/, Quick Pitch/(R)/, Hydrenaline/TM/, Search and Rescue/(R)/, VaporWick/(R)/ , Hydroseal/(R)/ , UltraWick/TM/ and Windy Pass/(R)/. Because of the popularity of many of the Company's products and their strong brand identity and distinctive design, The North Face/(R)/ brand in recent years has been subject to unauthorized copying and mislabeling of imitation goods. The Company maintains an aggressive program of trademark enforcement and cooperation with domestic and foreign customs officials and other authorities, and will continue to vigorously defend its trademarks against infringement.

     The Company has licensed its trademarks to Mitsui, which markets Company-designed products under The North Face/(R)/ name in Hong Kong and Macau. In 1998, the Company entered into trademark license agreements with Youngone Corporation for the territories of China and Nepal. In addition, in Japan and Korea substantially all of the Company's trademarks are owned by Goldwin.

                                    PART II

Item 3.   Legal Proceedings

     During the first week of March 1999, various complaints were filed against the Company and its Board of Directors in the Delaware Court of Chancery and in the California Superior Court, Alameda County in connection with the transactions (the "Transactions") contemplated by the Transaction Agreement, dated February 27, 1999, between the Company and TNF Acquisition LLC. The complaints, filed on behalf of a purported class of the Company's shareholders, generally allege that the Transactions are unfair and inadequate to the Company's shareholders and charge the defendants with self-dealing and breach of fiduciary duties. The various complaints generally request injunctive relief to prevent the consummation of the Transactions, and seek other remedies in the event the Transactions are completed. The Company has not yet responded to these complaints.

     On March 9, 1999, a purported shareholder class action complaint was filed in federal district court in Colorado, alleging that the Company and various of its officers and directors violated the federal securities laws by making false and misleading statements about the Company's financial results during a class period from April 25, 1997 through March 4, 1999. Markus v. The North Face, Inc., et al., Civ. A. No. 99-WM-473. Subsequently, complaints with similar allegations and class periods on behalf of persons trading in the Company's securities, have been filed in federal district courts in Colorado and California (collectively, the "Securities Litigation"). The Company believes it has meritorious defenses to these claims and intends to contest the Securities Litigation vigorously. An unfavorable resolution of the Securities Litigation could have a material adverse effect on the business, results of operations or financial condition of the Company.

     On April 6, 1999, a shareholder derivative action purportedly on behalf of the Company, captioned Eng v. Cason, et al., Civil Action No. 810726-0, was filed in California Superior Court, Alameda County. The complaint alleges that the Company's directors and various officers violated California law and breached fiduciary duties to the Company by engaging in alleged wrongful conduct from April 25, 1997 through March 12, 1999, including the conduct complained of in the Securities Litigation. The Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery.

DIRECTORS AND EXECUTIVE OFFICERS OF THE NORTH FACE, INC. AS OF APRIL 1999

Name                                         Age  Position
----                                         ---  --------
Marsden S. Cason                              56  Chairman
William N. Simon                              51  Vice Chairman
James G. Fifield                              56  Chief Executive Officer, President and Director
Karl Heinz Salzburger                         41  Chief Executive Officer The North Face (Europe), Inc.
Christopher F. Crawford                       41  General Manager of California Operations
Jeffrey C. Mack                               36  Acting Chief Financial Officer
Robert P. Bunje                               54  Director
Michael F. Doyle                              56  Director
Michael J. Solomon                            60  Director

     Mr. Cason has been Chairman of the Company since February 1997 and served as Chief Executive Officer of the Company from June 1994 to February 1997. From January 1993 to June 1994, Mr. Cason served as President and Director of TNF Holdings Company.

     Mr. Simon, has been Vice Chairman of the Company since May 1998. From March 1997 to May 1998, he served as the Company's President, CEO and Director. From December 1995 to March 1997, he served as the Company's President and Director. From January 1994 to December 1995, he was the Company's Vice Chairman. Mr. Simon holds a Bachelor of Arts degree from the University of California, Berkeley.

     Mr. Fifield has been President, CEO and Director of the Company since May, 1998. He comes to the Company from EMI Music where he served as its President and Chief Executive Officer during his ten-year tenure. Prior to joining EMI, Mr. Fifield was President and CEO of CBS/Fox Video, a leading worldwide home video company, from 1985 to 1988. Mr. Fifield was also with General Mills for twenty years where his last position was Group Executive Vice President of all consumer non-food operations. Mr. Fifield attended Southern Methodist University gaining Bachelors and Masters degrees in Business Administration.

     Mr. Salzburger, was appointed Chief Executive Officer for the Company's European operations effective April 1, 1997. From 1990 to 1997, Mr. Salzburger served in varying capacities with Benetton Sports System, including Vice President where he supervised the European subsidiaries, which market and distribute Nordica, Prince, Rollerblade, Asolo and Killer Loop. He also served as the General Manager of Sales and Marketing for the Nordica Group with Benetton Sports System where he was in charge of the brand strategy and the contribution of each of the Group's brands. Mr. Salzburger holds a Bachelor of Commerce and Economics from the University of Padua.

     Mr. Crawford served as Chief Financial Officer of the Company from August 29, 1997 through March 30, 1999 and presently serves as General Manager of California Operations, a position to which he was appointed in July 1998. He comes to The North Face, Inc. from CFM Majestic, Inc. and Vermont Castings, Inc. where Mr. Crawford served as V. P. Business Development and Strategic Planning for CFM from May 1996 to May 1997. CFM is a premier manufacturer of wood and gas fired hearth products with sales of over $200 million. Prior to that period, Mr. Crawford was Chief Financial Officer of Vermont Castings, Inc., a privately-held manufacturer of hearth products that was acquired by CFM Majestic in 1996. Mr. Crawford also spent 10 years at PacificCorp., Inc., a $13 billion diversified public utility, where he was involved in mergers and acquisitions, credit and internal audit. Mr. Crawford is a Certified Public Accountant and has a J. D. degree from Lewis and Clark Law School and a Bachelor of Science degree from Cal State University, Northridge and is a member of the Oregon Bar.

     Mr. Mack, Controller and Acting Chief Financial Officer of The North Face, Inc., joined the Company in December of 1998 as Controller and became the Acting Chief Financial Officer in March 1999. Prior to joining the Company, Mr. Mack worked in several growth and start-up companies. Most recently, he was Controller for

Thoratec Laboratories Corporation from January 1996 to November 1998. Prior to this, Mr. Mack held a number of financial and operational positions at Kenetech Corporation from September 1989 to January 1996. Mr. Mack holds a Bachelor of Science degree in Business Administration from California State University at Hayward and is a Certified Public Accountant.

     Mr. Bunje, has been a Director of the Company since May 1997. He has been the President of Bunje Pacific Consulting Corporation since April 1994. From 1977 through March 1994, he was a partner at Deloitte & Touche LLP and its predecessor Touche Ross & Co., and served as Managing Director of International Merger and Acquisition Services from 1984 to 1994. Mr. Bunje attended Santa Clara University, B.S.C. and their School of Law.

     Mr. Doyle, has been a Director of the Company since October 1996. He is Chairman of the Board of The Soft Bicycle Company and has been the President of Michael Doyle and Associates, a professional consulting company, since September 1987. Mr. Doyle has a Bachelor of Architecture degree from the University of Cincinnati.

     Mr. Solomon, joined the Company's Board in August 1998. He is a 41-year veteran of the entertainment industry and since April 1994, has been Chairman and President of his own Company, Solomon Broadcasting International. Prior to
that, since 1989 was President of Warner Bros. International Television.   Mr.
Solomon was educated at Boston's Emerson College and New York University's Evening School of Commerce (Stern School of Business). He holds an honorary Doctor of Law degree from Emerson College.

Item 6.  Selected Consolidated Financial Data.

                              THE NORTH FACE, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                                           The Predecessor (1)
                                            Fiscal Years Ended                The Company
                                                 March 31,              Years Ended December 31,
                                           -------------------  ------------------------------------------
                                             1993       1994    1994 (2)      1995       1996     1997 (3)
                                           --------   --------  --------    --------   --------   --------
Net sales                                  $ 86,710   $ 87,411  $ 89,187    $121,534   $158,226   $203,247
Operating income (loss)                      (6,548)     3,794     7,334      10,524     13,544     16,133
Income (loss) before provision for
 taxes and extraordinary items               (9,991)     1,548     2,680       5,583      9,275     13,146
Income (loss) before extraordinary items   $(10,508)  $    826  $  1,708    $  3,485   $  5,664   $  7,955
Net income per share before extraordinary
 items:
  Basic                                                                     $   1.07   $   0.84   $   0.70
  Diluted                                                                   $   0.47   $   0.62   $   0.69
Weighted average shares outstanding:
  Basic                                                                        3,249      6,742     11,297
  Diluted                                                                      7,434      9,183     11,578

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

(2)  Assumes the acquisition occurred on January 1, 1994.

(3)  As restated; see Note 16 to the Consolidated Financial Statements.


                                             As of March 31,                 As of December 31,
                                           --------------------   ---------------------------------------
                                             1993        1994       1994      1995      1996     1997 (1)
                                           --------    --------   --------   --------  --------  --------
Balance Sheet Data:
Working capital                            $ 23,725    $ 22,987    $14,189   $22,668  $ 51,799   $ 61,995
Total assets                                 53,318      50,363     66,549    84,508   110,587    167,449
Short-term debt                                 782       1,511      1,327     4,838        95     25,734
Long-term debt                               48,580      46,895     29,047    36,388       135      5,177
Stockholders' equity (deficit)             $(13,346)   $(13,130)   $17,179   $20,568  $ 86,499   $100,141

(1) As restated; see Note 16 to the Consolidated Financial Statements.

Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

                              THE NORTH FACE, INC.
                             SUMMARY FINANCIAL DATA
                     (In thousands, except per share data)

                                                                               As of Percentage of Sales
                                               Years Ended December 31,        (except for income taxes)
                                           -------------------------------   ----------------------------
                                             1995        1996      1997 (1)    1995      1996    1997 (1)
                                           --------    --------   --------   --------  --------  --------
Net sales                                  $121,534    $158,226    $203,247     100.0%   100.0%     100.0%
Gross profit                                 55,064      70,031      92,483      45.3%    44.3%      45.5%
Operating expenses                           44,540      56,487      76,350      36.6%    35.7%      37.6%
Operating income                             10,524      13,544      16,133       8.7%     8.6%       7.9%
Interest expense                             (5,530)     (4,625)     (2,238)     (4.6%)   (2.9%)     (1.1%)
Other income (expense), net                     589         356        (749)      0.5%     0.2%      (0.4%)
Income before provision for taxes and         5,583       9,275      13,146       4.6%     5.9%       6.5%
 extraordinary items
Provision for income taxes                    2,098       3,611       5,191      37.6%    38.9%      39.5%
Income before extraordinary items             3,485       5,664       7,955       2.9%     3.6%       3.9%

(1) As restated; see Note 16 to the Consolidated Financial Statements.


     The following table sets forth, for the periods indicated, the Company's net sales by distribution channel as well as domestic versus international net sales:

                                                                             For the Years Ended December 31,
                                                                     -----------------------------------------------
                                                                       1995               1996              1997 (1)
                                                                     --------           --------            --------
Wholesale                                                            $ 87,386           $125,292            $168,274
Company-operated retail                                                29,968             32,768              34,704
Government                                                              4,180                166                 269
                                                                     --------           --------            --------

Total net sales                                                      $121,534           $158,226            $203,247
                                                                     ========           ========            ========

United States                                                        $ 96,069           $120,027            $150,798
International                                                          25,465             38,199              52,449
                                                                     --------           --------            --------

Total net sales                                                      $121,534           $158,226            $203,247
                                                                     ========           ========            ========

(1) As restated; see Note 16 to the Consolidated Financial Statements.

                                    GENERAL

     Restatement of Financial Results. Subsequent to the issuance of the Company's Consolidated Financial Statements for the year ended December 31, 1997, the Company's management determined that certain barter transaction revenue had been improperly recognized, certain capitalized costs related to the abandonment of an information system project should have been expensed, certain deferred start up and marketing costs did not have a demonstrated future benefit and should have been expensed, and the warranty reserve had been improperly computed. In addition, it was determined that certain property amounts had been improperly accrued. As a result, the 1997 consolidated financial statements have been restated from amounts previously reported. The effects of the restatement are presented in Note 16 of the Notes to the Consolidated Financial Statements and have been reflected herein.

     In addition to the restatements reflected herein, the Company has also restated its previously issued Condensed Consolidated Financial Statements for the three, six and nine months ended March 31, 1998, June 30, 1998 and September 30, 1998. See the Company's Quarterly Reports on Form 10-Q/A for the three, six and nine months ended March 31, 1998, June 30, 1998 and September 30, 1998.

     Acquisition. The assets and certain of the liabilities of the Company's predecessor were acquired in June 1994 (the "Acquisition") by the Company, which had been formed for this purpose.

     Products. In 1995, sales of outerwear, equipment, snowsports gear and other products represented approximately 50%, 25%, 14% and 11%, respectively, of net sales. In 1996, sales of outerwear, equipment, Tekware, snowsports gear and other products including the launch of Ascentials represented approximately 52%, 25%, 7%, 12% and 4%, respectively, of net sales. In 1997, sales of outerwear, equipment, Tekware, snowsports gear, Ascentials and other products represented approximately, 48%, 20%, 12%, 9%, 6% and 5% respectively, of net sales.

     Distribution. The North Face is a global company with operations in the United States, Europe and Canada. To protect the integrity of The North Face/(R)/ brand and ensure a high level of customer service, the Company limits the distribution of its products to a select number of specialty retailers. In 1997, the Company sold its products to approximately 1,750 wholesale customers representing approximately 2,600 store fronts. Additionally, the Company's products are sold under a trademark licensing agreement in Hong Kong, Japan and Korea.

     Order Cycle. The North Face currently is engaged primarily in a two season wholesale business, Spring (January to June) and Fall (July to December). Wholesale customers place preseason orders, which generally are non-cancelable, with the Company from one to eight months prior to the beginning of the season. Reorders are placed throughout the season and products are shipped based on availability. Preseason orders have typically accounted for approximately 75% of total sales to wholesale customers and historically have been an accurate indicator of actual product shipments; however, there can be no assurance that preseason orders will be an accurate indicator of actual product shipments in the future. The Company has decided to increase its investment in inventory of core products to better allow it to capture reorder opportunities. Accordingly, the foregoing percentage may decline in the future. With the introduction of Tekware and Summit Shops, the Company expects that it increasingly will be supplying its products to its wholesale customers on a year-round basis. Preseason orders for the 1998 Spring season increased 25% over preseason orders for the 1997 Spring season.

     Production Cycle. Based on preseason orders and expected reorders, the Company places production orders with its contract manufacturers for an entire season three to five months before the beginning of the season. Fixed production prices are agreed upon approximately three months prior to placement of such production orders. As a result, the Company's production costs are relatively predictable one season in advance of the delivery of products. In the past, the Company and its wholesale customers were unable to maximize sales of the Company's most popular products due to the Company's strategy of determining production quantities based primarily on preseason orders. As a result, the Company frequently was unable to meet strong reorder demand for its most popular items. In October 1996, the Company initiated a core inventory replenishment program in which its core products and materials are being inventoried for rapid reorder or manufacturing. As a result of this new program, the Company has maintained and plans to continue to maintain higher levels of inventories.

     Summit Shops. In 1996, The North Face introduced Summit Shops in order to increase sales to wholesale customers. There were 14 concept shops, precursors to the Summit Shops, opened in the first six months of 1996 and 28 Summit Shops opened in the second half of 1996, followed by an additional 160 shops in 1997. At the end of 1998, there was a total of 394 Summit Shops. The additional shops were added to our total under a revised program which provided a wider selection of Summit Shop formats, each varying in size and design, to better match Summit Shop designs with the store's environment and capacity. In Fall 1998, the new Summit Shop design was further refined to allow even more merchandising flexibility and greater fixture capacity. The Company plans to open approximately 150 additional Summit Shops in 1999, maintaining our strategy of formats varying in size and design. While the Company expects future Summit Shops to be an average of 425 square feet with an average investment for fixtures of approximately $35,000, there can be no assurance that Summit Shops will not require substantially more total capital investment in the future.

     Company-Operated Retail Sales. In 1997, the Company operated nine full-priced retail stores, three outlets, and one temporary outlet. New stores and outlets are included in comparable store sales commencing in their thirteenth month of operation. The Company currently does not plan to open any additional retail stores in the near future because the Company believes that Summit Shops will provide comparable merchandising and marketing benefits to those that are received from Company operated retail stores, with a lower commitment of financial and operational resources and a higher return on investment.

     Government Tent Sales. The North Face historically has produced tents for the U.S. Government. The timing of these sales has fluctuated historically and is dependent on the Company's obtaining and retaining contracts from the government. The timing of the sales under these contracts can significantly affect the Company's quarterly results. In September 1996, the Company received a new tent contract from the Marine Corps totaling approximately $0.9 million with two options for an additional $0.9 million each. Shipments commenced pursuant to this contract in 1998. There can be no assurance however, that the Company will obtain any additional contracts to produce tents for the Marine Corps in the future.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net Sales. Net sales increased by 28.5% to $203.2 million from $158.2 million for 1997 compared to 1996.

     Net sales to wholesale customers increased by 34.3% to $168.3 million from $125.3 million for 1997 compared to 1996. This increase related primarily to increased unit shipments to the Company's new and existing wholesale customers resulting from: (i) the introduction of new products, including the Ascentials product line; (ii) significant growth in sales of Tekware, which accounted for over 12% of total sales in 1997 as compared to 7% in 1996; (iii) continued strong sales of existing products; (iv) continued growth in international sales, especially in Europe; and (v) the opening of 160 summit shops during 1997.

     Company-operated retail-store sales increased by 5.9% to $34.7 million from $32.8 million for 1997 compared to 1996. This increase was attributable to comparable store sales increases as well as the full-year results of the Freeport, Maine retail outlet opened in July 1996 and the partial-year sales from the temporary Vacaville Outlet.

     Gross Profit. Gross profit as a percentage of net sales for 1997 was 45.5% compared to 44.3% for 1996. The higher margin was primarily attributable to improved pricing in production, mix of product, improvements in Tekware gross margins from the low levels associated with its 1996 introduction and general improvements made possible by the Company's increased volume leverage.

     Operating Expenses. Operating expenses include selling, marketing and general and administrative expenses. Operating expenses increased by 35.2% to $76.4 million from $56.5 million for 1997 compared to 1996. Operating expenses increased as a percentage of net sales to 37.6% for 1997 from 35.7% for 1996. These increases in operating expenses are primarily a result of increases in variable and fixed costs to support the growth of the Company's business, as well as the net impact of the following two items: (1) In connection with the decision to select a new enterprise-wide software package, the Company, in December 1997, wrote off capitalized software costs of $2.9 million; (2) During the fourth quarter, the Company reassessed its estimate of future warranty liabilities as part of an overall review of the methodology of processing warranty claims. As a result of this review, the warranty reserve was reduced at December 31, 1997 by $0.9 million.

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

     Company-operated retail-store sales increased by 9.3% to $32.8 million from $30.0 million for 1996 compared to 1995. This increase was attributable to comparable store sales increases of 0.3% as well the opening of one new retail store in October 1995 and one outlet in July 1996. In addition, the Company closed two outlets in mid-1995.

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

     Extraordinary Items. In 1996, the Company reported noncash extraordinary charges of approximately $863,000, net of income taxes, as a result of substantially restructuring both the credit facility and the subordinated note in connection with the Company's initial public offering in July 1996.


YEAR 2000 COMPLIANCE

     Many currently installed computer systems and software products are coded to accept only six digit entries in the date code field. These date code fields will need to accept eight digit entries to distinguish 21st century dates from 20th century dates. As a result, during the next year, computer systems, software and some non-information technology ("IT") products used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     State of Readiness. We have conducted an internal review of our information and significant non-IT systems. We are involved in an enterprise-wide project to upgrade or modify portions of our software so that our computer systems will meet Year 2000 requirements. We have been using both external and internal resources to reprogram or upgrade our software. We plan to complete the modifications and upgrades, including testing, of all systems by November 1999. No significant Year 2000 problems have been identified in the Company's non-IT systems.

     Costs to Address the Year 2000 Issue. Based on Management's current estimates, the total cost for addressing the Year 2000 issue is estimated to be approximately $750,000 of which $366,000 has been incurred through December 31, 1998.

     Risks Presented by the Year 2000 Issue. We believe that the modifications and upgrades to our software will mitigate any Year 2000 problems associated
with our internal systems.   However, if we do not complete the process of
modifying and upgrading our software in a timely manner, or at all, or if we do not identify computer systems and non-IT systems that need to be upgraded, the Year 2000 issue could have a material impact on our operations. We have surveyed our significant vendors and other third parties on whom we rely to ensure that they will convert their systems in a timely manner. We currently are in the process of analyzing third party responses to our survey. We cannot be sure that other companies will convert their systems effectively or in a timely manner. If third parties, such as suppliers, manufacturers and other vendors, fail to meet Year 2000 requirements, our business could be materially adversely affected.

     Contingency Plans. The Company's Year 2000 plan includes the development of contingency plans in the event that the Company has not completed all of its remediation plans in a timely manner or any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Company plans to conclude the development of these plans by the end of the third quarter of 1999.

                         QUARTERLY DATA AND SEASONALITY

     The following table sets forth certain unaudited financial data for each of the Company's eight fiscal quarters ended December 31, 1997. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                                         Year Ended December 31, 1997
                                                                   (In thousands, except per share amounts)
                                                                 -------------------------------------------
                                                                     Q1          Q2         Q3       Q4 (2)
                                                                 ---------   ---------  ---------  ---------
Net sales                                                          $39,342     $31,087    $87,007  $  45,811
Gross profit                                                        17,215      13,041     39,689     22,538
Operating income (loss)                                                442      (2,934)    18,887       (262) (1)
Net income (loss)                                                      235      (2,007)    10,767     (1,040)
Net income (loss) per share:
  Basic                                                            $  0.02     $ (0.18)   $  0.96  $   (0.09)
  Diluted                                                          $  0.02     $ (0.18)   $  0.92  $   (0.09)
Weighted average shares outstanding:
  Basic                                                             11,206      11,222     11,262     11,388
  Diluted                                                           11,643      11,222     11,708     11,388


                                                                        Year Ended December 31, 1996
                                                                 -------------------------------------------
                                                                     Q1          Q2         Q3        Q4
                                                                 ---------   ---------  ---------  ---------
Net sales                                                          $31,020     $22,471    $68,138  $  36,597
Gross profit                                                        12,603       9,204     30,703     17,521
Operating income (loss)                                                139      (2,512)    13,031      2,886
Income (loss) before extraordinary items                              (629)     (2,410)     7,412      1,291
Net income (loss) per share:
  Basic                                                            $ (0.22)    $ (0.84)   $  0.75  $    0.12
  Diluted                                                          $ (0.22)    $ (0.84)   $  0.71  $    0.12
Weighted average shares outstanding:
  Basic                                                              2,901       2,876      9,887     10,656
  Diluted                                                            2,901       2,876     10,499     11,121

(1) Includes $2.9 million expense representing the write-off of abandoned system development costs partially offset by a $0.9 million reduction in the warranty reserve.
(2) The financial data for the quarter ended December 31, 1997 was restated as described in Note 16 of the Notes to the Consolidated Financial Statements.
--------------------------------------------------------------------------------

     The Company's business, like other retailers, is subject to seasonality and quarterly fluctuations. Historically, the Company has realized substantially all of its profits in the third quarter and has recognized losses during the second quarter, and, until 1997, the first quarter. The Company's results of operations may fluctuate from quarter to quarter as a result of, among other things, the amount and timing of shipments to wholesale customers, government shipments, the timing and magnitude of discounts in retail stores, advertising and marketing expenditures, increases in the number of employees and overhead to support growth and store opening costs.

     The Company anticipates that it will continue to incur net losses during the first and second calendar quarters for the foreseeable future. Additionally, the Company's effective tax rate can vary significantly from quarter to quarter due to the relative mix of earnings from the Company's domestic and international operations, which are taxed at different rates.

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

     Trading in the Company's Common Stock was halted on April 16, 1999. There can be no assurance that the trading price of the Company's Common Stock will not fluctuate significantly upon the resumption of trading in its Common Stock or that there will not be any other adverse effect on the Company's business or operations as a result of the trading halt.

                        LIQUIDITY AND CAPITAL RESOURCES

     Throughout 1997, the Company used cash of approximately $21.3 million for operations, primarily due to increased levels of inventory and accounts receivable and $13.9 million was used for investing activities to purchase property and equipment. These funds were provided by existing cash balances and borrowings under the Company's credit facility.

     Historically, the Company's ability to maintain adequate levels of inventory was constrained by its capital resources. As a result of increases in its credit facility as well as the Company's public offerings in 1996, the Company increased its level of inventory in order to better enable it to meet reorder demand for its key products. The Company anticipates that inventory and receivable levels will continue to increase as the Company expands its business and continues to enhance its core inventory replenishment program. Anticipated increases in inventory are expected to be financed by borrowings under the Company's credit facility. The Company's credit facility currently provides for borrowings up to $60.0 million under its revolving line of credit, with actual borrowings limited to the lesser of $60.0 million or available collateral (approximately $58.4 million of gross availability as of December 31, 1997) of which the Company had $24.4 million outstanding at December 31, 1997 at an average interest rate of 7.41%, and for borrowings of up to $5.0 million under a term note for capital expenditures, which was fully utilized as of December 31, 1997. The credit facility also provides a sublimit for letters of credit of up to $25.0 million to finance the Company's purchases of merchandise inventories from foreign suppliers. At December 31, 1997, the Company had approximately $3.8 million outstanding under this letter-of-credit facility. Additionally, Europe had approximately $2.0 million outstanding letters of credit as of December 31, 1997.

     In September 1998, the Company entered into a new five year Global Senior Secured Revolving Credit Facility (the "New Credit Facility") with The Industrial Bank of Japan, Limited, New York Branch (as syndication agent and documentation agent), and IBJ Whitehall Business Credit Corporation (as arrangers, collateral agent and as administrative agent for itself and the other lenders), and other financial institutions (the "Financial Institutions"). The New Credit Facility includes a term note, a revolving line of credit and a letter of credit facility. The term note (availability up to $15 million) is payable in equal quarterly installments based on five year amortization of the outstanding term loan from the last day of the term loan availability period with payments commencing on October 1, 1999, but the outstanding principal balance shall be due and payable in full on the termination date which is September 2003. The term note carries interest payable monthly at the higher of
(a) the bank's base commercial lending rate minus one-half of one percent (.50%) and (b) one-half of one percent (.50%) above the federal funds effective rate plus the applicable margin. The Company had an outstanding $5 million term note as of December 31, 1998, with the interest rate of 7.25%. The revolving line of credit provides for borrowing up to $115 million with the actual borrowings limited to available collateral, representing eligible receivables and inventory (approximately $91.9 million of gross availability as of December 31, 1998, of which the Company borrowed $55.1 million at December 31, 1998). Interest on the revolving line of credit is payable monthly at a rate of either (1) the prime rate which is the higher of (a) the bank's base commercial lending rate minus
 .50% and (b) .50% above the federal funds effective rate plus the applicable margin, or (2) LIBOR plus the applicable margin, at the option of the Company. The average interest rate was 7.15% at December 31, 1998. The revolving line of credit agreement provides a sublimit facility for letters of credit up to a maximum of $40 million (approximately $10.5 million outstanding as of December 31, 1998). Fees for outstanding letters of credit are payable quarterly at 1.5% per annum. The Company also pays a monthly unused line fee on the revolver at
 .375% per annum. Borrowings and outstanding letters of credit under the New Credit Facility are secured by substantially all of the assets of the Company. The New Credit Facility includes certain financial covenants and restrictions on new indebtedness and the payment of cash dividends. On May 3, 1999, the Company received a written waiver from the Financial Institutions for violations of certain of the Company's non-financial covenants set forth in the agreements relating to the New Credit Facility.

     Capital expenditures in 1998 were approximately $17.2 million. This amount was used principally for investing in Summit Shops, the upgrade of management information systems, the expansion of the Company's administration and distribution facilities, the construction of the new technology center, the expansion of its European sales and marketing operations, and remodeling of its existing stores.

     The Company anticipates that cash available under the Company's credit facility and cash through an increase in its overall credit facility will be sufficient to satisfy its cash requirements for at least the next 12 months. However, there can be no assurance that the Company will not require additional capital in 1999 or subsequent years.

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

Inflation

     The Company believes that the relatively moderate rates of inflation during 1996 and 1997 in the United States, where it primarily competes, have not had a significant effect on its net sales or results of operations. Higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured but also have not had a material effect on the Company's net sales or results of operations. In the past, the Company has been able to offset its cost increases by increasing selling prices or changing suppliers.

Asia Currency Crisis

     The Company may be affected by the current devaluation of the Asian currencies due to the Company's importing of raw materials to Asia.
Furthermore, the Company may be affected by economic and political conditions in each of the countries in which it operates. Risks associated with operating in the international arena include: (i) economic instability, including the possible revaluation of currencies; (ii) extreme currency exchange fluctuations where the Company has not entered into foreign currency forward and option contracts to manage exposure to certain foreign currency commitments; (iii) changes to import or export regulations (including quotas); (iv) labor or civil unrest; and (v) in certain parts of the world, political instability. The Company has not as yet been materially affected by any such risks, but cannot predict the likelihood of such developments occurring or the impact of any such risks to the future profitability of the Company.

                               SUBSEQUENT EVENTS

     See Note 15 to the Consolidated Financial Statements for subsequent events information relating to, among other matters, the proposed tender offer, litigation and recently signed contracts.

Item 8.  Financial Statements and Supplementary Data.

                              THE NORTH FACE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                           For the Years Ended December 31,
                                                                           --------------------------------
                                                                             1997        1996        1995
                                                                           --------    --------    --------
                                                                          RESTATED
                                                                        (SEE NOTE 16)
Net sales                                                                  $203,247    $158,226    $121,534
Cost of sales                                                               110,764      88,195      66,470
                                                                           --------    --------    --------
  Gross profit                                                               92,483      70,031      55,064
Operating expenses                                                           76,350      56,487      44,540
                                                                           --------    --------    --------
  Operating income                                                           16,133      13,544      10,524
Interest expense                                                             (2,238)     (4,625)     (5,530)
Other income (expense), net                                                    (749)        356         589
                                                                           --------    --------    --------
Income before provision for income taxes and extraordinary items             13,146       9,275       5,583
Provision for income taxes                                                    5,191       3,611       2,098
                                                                           --------    --------    --------
Income before extraordinary items                                             7,955       5,664       3,485
Extraordinary items - losses on extinguishment of debt, net of                   --        (863)         --
 income taxes of $575                                                      --------    --------    --------
Net income                                                                 $  7,955    $  4,801    $  3,485
                                                                           ========    ========    ========
Income per share before extraordinary items:
  Basic                                                                    $   0.70    $   0.84 (1)$   1.07 (1)
  Diluted                                                                  $   0.69    $   0.62    $   0.47
Net income per share:
  Basic                                                                    $   0.70    $   0.71 (1)$   1.07 (1)
  Diluted                                                                  $   0.69    $   0.52    $   0.47
Weighted average shares outstanding:
  Basic                                                                      11,297       6,742       3,249
  Diluted                                                                    11,578       9,183       7,434

(1) See Note 2 of the Notes to the Consolidated Financial Statements.

          See accompanying notes to consolidated financial statements.

                              THE NORTH FACE, INC.
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                                             December 31,
                                                                                                   ------------------------------
                                                                                                     1997                  1996
                                                                                                   --------              --------
                                                                                                   RESTATED
                                                                                                 (SEE NOTE 16)
ASSETS
Current assets:
 Cash and cash equivalents                                                                         $  4,511              $  8,315
 Trade accounts receivable, net                                                                      48,745                21,405
 Other receivables                                                                                    6,112                 2,744
 Inventories                                                                                         46,682                31,475
 Deferred taxes                                                                                       2,865                 2,490
 Other current assets                                                                                 9,046                 2,879
                                                                                                   --------              --------
  Total current assets                                                                              117,961                69,308
Property and equipment, net                                                                          17,524                10,678
Trademarks and intangibles, net                                                                      29,066                29,346
Debt issuance costs, net                                                                                 27                    58
Other assets                                                                                          2,871                 1,197
                                                                                                   --------              --------
  Total assets                                                                                     $167,449              $110,587
                                                                                                   ========              ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                                  $ 18,113              $  9,966
 Accrued employee expenses                                                                            2,917                 1,924
 Short-term borrowings and current portion of long-term debt and capital lease obligations           25,734                    95
 Income taxes payable                                                                                 2,077                 1,010
 Other current liabilities                                                                            7,125                 4,514
                                                                                                   --------              --------
  Total current liabilities                                                                          55,966                17,509
Long-term debt and capital lease obligations                                                          5,177                   135
Other long-term liabilities                                                                           6,165                 6,444
                                                                                                   --------              --------
 Total liabilities                                                                                   67,308                24,088
                                                                                                   --------              --------
Commitments and contingencies                                                                            --                    --

Stockholders' equity:
 Preferred stock, $1.00 par value-shares authorized 4,000,000; none issued
  and outstanding                                                                                        --                    --
 Common stock, $.0025 par value-shares authorized 50,000,000; issued and outstanding
  11,502,000 and 11,200,000, respectively                                                                29                    29
 Additional paid-in capital                                                                          81,727                76,130
 Subscriptions receivable                                                                                --                   (95)
 Retained earnings                                                                                   18,068                10,113
 Cumulative translation adjustments                                                                     317                   322
                                                                                                   --------              --------
  Total stockholders' equity                                                                        100,141                86,499
                                                                                                   --------              --------
  Total liabilities and stockholders' equity                                                       $167,449              $110,587
                                                                                                   ========              ========


          See accompanying notes to consolidated financial statements.

                              THE NORTH FACE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                   For the Years Ended December 31,
                                                                                   --------------------------------
                                                                                      1997       1996       1995
                                                                                   ---------   ---------   --------
                                                                                    RESTATED
                                                                                 (SEE NOTE 16)
Cash Flows From Operating Activities:

 Net income                                                                         $  7,955   $  4,801   $ 3,485
 Adjustments to reconcile net income to cash
  used in operating activities
   Depreciation and amortization                                                       5,130      3,595     3,075
   Loss on disposal of property and equipment                                          2,869         --        --
   Adjustment to warranty accrual                                                       (895)        --        --
   Deferred income taxes                                                                (375)      (260)     (441)
   Provision for doubtful accounts                                                       278        427       285
   Extraordinary items - losses on extinguishments of debt                                --        863        --
   Tax benefit of exercise of stock options                                            4,803      3,595        --
 Effect of changes in:
   Accounts receivable                                                               (27,618)    (7,994)   (3,381)
   Inventories                                                                       (15,207)   (10,427)   (8,980)
   Other assets                                                                      (11,714)    (2,054)     (469)
   Accounts payable and accrued liabilities                                           13,435      1,290     3,631
                                                                                    --------   --------   -------
     Net cash used in operating activities                                           (21,339)    (6,164)   (2,795)
                                                                                    --------   --------   -------

Investing Activities:
 Purchases of property and equipment                                                 (13,935)    (4,621)   (5,665)
                                                                                    --------   --------   -------
Financing Activities:
 Long-term debt proceeds                                                               6,826      2,825     5,600
 Repayments of long-term debt                                                           (546)   (32,009)   (2,595)
 Proceeds (payments) from revolver, net                                               24,400    (11,812)    7,847
 Payment of debt issuance costs                                                          (94)      (262)     (300)
 Proceeds from issuance of stock                                                         889     56,884        --
                                                                                    --------   --------   -------
     Net cash provided by financing activities                                        31,475     15,626    10,552
                                                                                    --------   --------   -------
 Effect of foreign currency fluctuations on cash                                          (5)       651       (95)
                                                                                    --------   --------   -------

 Increase (decrease) in cash and cash equivalents                                     (3,804)     5,492     1,997

 Cash and cash equivalents, beginning of year                                          8,315      2,823       826
                                                                                    --------   --------   -------
 Cash and cash equivalents, end of year                                             $  4,511   $  8,315   $ 2,823
                                                                                    ========   ========   =======

 Supplemental Cash Flow Information:
     Cash paid for:
         Interest                                                                   $  2,136   $  4,859   $ 4,383
         Income taxes                                                               $  4,488   $  1,302   $ 1,785
     Noncash transactions:
         Cancellation of stock and related promissory note                          $     --   $     --   $   119
         Conversion of preferred stock into common stock                            $     --   $ 15,075   $    --

          See accompanying notes to consolidated financial statements.

                              THE NORTH FACE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (In thousands)

                                               Preferred Stock              Common Stock              Cumulative
                                             ------------------   -------------------------------      Preferred
                                                                                       Additional      Dividends
                                              Shares    Amount    Shares   Amount        Capital         Accrued
                                             -------   --------   ------   ------      ----------     -----------
January  1, 1995                               1,936   $ 12,267    3,431      $ 8         $   764         $   696
 Net income                                       --         --       --       --              --              --
 Cancellation of restricted stock                 --         --     (529)      (1)           (119)             --
 Stock dividends on preferred                     --         --                --              --           1,353
 Translation adjustments                          --         --       --       --              --              --
                                             -------   --------   ------   ------      ----------     -----------
December 31, 1995                              1,936     12,267    2,902        7             645           2,049
 Net income                                       --         --                --              --              --
 Stock dividends on preferred                     --         --                --              --             759
 Declaration of preferred dividend               443      2,808                --              --          (2,808)
 Conversion of preferred stock                (2,379)   (15,075)   4,221       11          15,064              --
 Exercise of stock options
   including tax benefit                          --         --      379        1           3,873              --
 Sale of common stock                             --         --    3,829       10          56,578              --
 Cancellation of restricted stock                 --         --     (131)      --             (30)             --
 Translation adjustments                          --         --       --       --              --              --
                                             -------   --------   ------   ------      ----------     -----------
December 31, 1996                                 --         --   11,200       29          76,130              --
 Net income (Restated, See Note 16)               --         --                --              --              --
 Exercise of stock options
   including tax benefit                          --         --      286       --           5,354              --
 Employee stock purchase plan                                --       16       --             243              --
 Translation adjustments                          --         --       --       --              --              --
                                             -------   --------   ------   ------      ----------     -----------
December 31, 1997 (Restated, See Note 16)    $  --     $  --      11,502      $29         $81,727     $        --
                                             =======   ========   ======   ======      ==========     ===========

                                                                              Cumulative        Total
                                              Subscription      Retained      Translation    Stockholders'
                                               Receivable       Earnings      Adjustments       Equity
                                             -------------     ---------      ------------   ------------
January  1, 1995                                     ($261)      $ 3,939             ($234)   $ 17,179
 Net income                                             --         3,485                --       3,485
 Cancellation of restricted stock                      119            --                --          (1)
 Stock dividends on preferred                           --        (1,353)               --
 Translation adjustments                                --            --               (95)        (95)
                                             -------------     ---------      ------------    ---------
December 31, 1995                                     (142)        6,071              (329)     20,568
 Net income                                             --         4,801                --       4,801
 Stock dividends on preferred                           --          (759)               --
 Declaration of preferred dividend                      --            --                --
 Conversion of preferred stock                          --            --                --
 Exercise of stock options
   including tax benefit                                17            --                --       3,891
 Sale of common stock                                   --            --                --      56,588
 Cancellation of restricted stock                       30            --                --
 Translation adjustments                                --            --               651         651
                                             -------------     ---------      ------------    ---------
December 31, 1996                                      (95)       10,113               322      86,499
 Net income (Restated, See Note 16)                     --         7,955                --       7,955
 Exercise of stock options
   including tax benefit                                95            --                --       5,449
 Employee stock purchase plan                           --            --                --         243
 Translation adjustments                                --            --                (5)         (5)
                                             -------------     ---------      ------------    ---------
December 31, 1997 (Restated, See Note 16)           $   --       $18,068            $  317    $100,141
                                             =============     =========      ============    =========

          See accompanying notes to consolidated financial statements.

                              THE NORTH FACE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Business and Basis of Presentation

     Business. The North Face, Inc. designs and distributes technically sophisticated outerwear, skiwear, functional sportswear, tents, sleeping bags, backpacks and daypacks under The North Face/(R)/ name. The Company sells its products to select specialty retailers throughout the United States, Europe and
Canada.   The Company also operates nine full-priced retail stores, three outlets and one temporary outlet.

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

     Foreign Currency Translation. The assets and liabilities of the Company's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the revenues and expenses have been translated into U.S. dollars using the average exchange rates in effect during the period. Adjustments resulting from translating foreign financial statements into U.S. dollars are reported as translation adjustments as a separate component of stockholders' equity. Aggregate transaction gains (losses) for 1997, 1996 and 1995 were ($698,000), $173,000 and $188,000, respectively.

     Cash and Cash Equivalents represent short-term investments with original maturities of less than three months.

     Accounts Receivable are recorded upon the sale of inventory to independent customers. A sale occurs when inventories are shipped and title and risk of loss have transferred from the Company to the buyer. Seasonal goods are generally shipped to customers prior to the selling season. The Company offers extended payment terms for pre-season orders.

     Inventories are stated at the lower of average cost or market. The Company principally contracts for the manufacture of its products in the U.S., Asia and Europe. Costs related to these inventories represent landed cost, which consists of the price paid to third party manufacturers, and inbound duties and freight.

     Trademarks and Intangibles are amortized on a straight-line basis over forty years. Accumulated amortization at December 31, 1997 and 1996 was approximately $2.8 million and $2.0 million, respectively. Amortization expense was $785,000, $783,000 and $790,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     Product Warranty. Substantially all of the Company's products carry a lifetime warranty for defects in quality and workmanship which allows the Company to repair or replace, at its option, the products found to have a manufacturing defect. The Company maintains warranty departments in the U.S., Canada and Europe and repairs the majority of items returned under warranty. The Company's estimated liability for future warranty claims related to past sales at December 31, 1997, and 1996 is approximately $4.2 million and $4.9 million, respectively, of which the non-current portion of $3.0 million and $3.8 million is classified as other long term liabilities as of December 31, 1997 and 1996, respectively. The current portion of the warranty liability is $1.2 million and $1.2 million and is classified as other current liabilities as of December 31, 1997 and 1996, respectively. Warranty expense was approximately $1,496,000, $1,711,000 and $1,004,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

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

     Earnings Per Share. In February 1997, the Financial Accounting
Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (SFAS 128). The Company adopted SFAS 128 in the fourth quarter of 1997 and has restated earnings per share (EPS) data for prior periods to conform with SFAS 128. SFAS 128 requires a dual presentation of basic and diluted EPS. Basic EPS is computed by dividing net income by the weighted average of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur upon exercise of outstanding stock options and conversion of convertible securities.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):


                                                             Years Ended December 31,
                                                     ----------------------------------------
                                                      1997             1996             1995
                                                     -------           -----            -----
         Shares used to compute basic EPS             11,297           6,742            3,249
         Add effect of dilutive securities:
             Stock options                               281             436              553
             Convertible preferred stock                  --           2,005            3,632
                                                     -------           -----            -----
         Shares used to compute diluted EPS           11,578           9,183            7,434
                                                     =======           =====            =====

     In 1998, the Company adopted the requirements of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 98, issued in February 1998, and began presenting its basic earnings per share data on a historical basis without giving retroactive effect to the conversion of all of its outstanding Series A Preferred Stock into 4,220,808 shares of common Stock in connection with the Company's initial public offering of its common stock in 1996. The pro forma basic earnings per share and shares used in proforma basic earnings per share calculations for the years ended December 31, 1996 and 1995 shown below reflect this conversion as of the beginning of the year.


                                                                   Years ended December 31,
                                                                   ------------------------
                                                                      1996          1995
                                                                   ----------   -----------
Pro forma basic income per share before extraordinary items           $0.65          $0.51
Pro forma basic net income per share                                  $0.55          $0.51
Pro forma weighted average shares outstanding (basic)                 8,747          6,881

     Stock-based Compensation. Statement of Financial Accounting Standards
No. 123, "Accounting for Stock-based Compensation (SFAS No. 123)", allows either adoption of a fair value method for accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations with supplemental disclosures. The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Pro forma net income and earnings per share amounts as if the fair value method had been adopted are presented in Note 12. SFAS No. 123 does not impact the Company's results of operations, financial position or cash flows.

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

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130) which requires that an enterprise report, by major components and as a single total the change in its net assets during the period from non-owner sources; and Statement of Financial Accounting No. 131, "Disclosures about Segments of an Enterprise" (SFAS No. 131) which establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas, and major customers. Adoption of these statements will not impact the Company's consolidated financial position, results of operations or cash flows, and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

     Reclassifications. Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform with the 1997 presentation.

3.   Accounts Receivable

     The allowance for doubtful accounts was $1,321,000, $1,282,000 and $1,067,000 as of December 31, 1997, and 1995, respectively. Write-offs to accounts receivable during the years ended December 31, 1997, 1996 and 1995 were approximately $239,000, $212,000 and $71,000, respectively.

     During the years ended December 31, 1997, 1996 and 1995, no customer accounted for more than 10% of net sales.

4.   Inventories

     Inventories as of December 31, 1997 and 1996 consist of (in thousands):

                                                                  1997                1996
                                                                ---------          ---------
     Finished goods                                             $  41,637          $  28,473
     Work in progress                                                 789                793
     Raw materials                                                  4,256              2,209
                                                                ---------          ---------
     Total inventories                                          $  46,682          $  31,475
                                                                =========          =========

5.   Property and Equipment

     Property and equipment as of December 31, 1997 and 1996 consist of (in thousands):

                                                                       1997               1996
                                                                    ---------          ---------
         Leasehold improvements                                     $   7,287          $   7,246
         Furniture, fixtures and office equipment                      16,630              6,098
         Machinery and equipment                                        1,965              1,476
                                                                    ---------          ---------
         Subtotal                                                      25,882             14,820
         Less accumulated depreciation and amortization                (8,358)            (4,142)
                                                                    ---------          ---------
         Total property and equipment, net                          $  17,524          $  10,678
                                                                    =========          =========

     Depreciation and amortization expense related to property and equipment was $4,218,000, $2,302,000 and $1,268,000 for the years ended December 31, 1997,
1996, and 1995, respectively. Maintenance and repair expense was $648,000, $671,000, and $565,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     In December 1997, in connection with the decision to terminate the implementation of an enterprise-wide software package, the Company wrote off capitalized system implementation costs of $2.9 million.

6.   Income Taxes

     The Company's pre tax income before extraordinary items consisted of (in thousands):

                                         For the Years Ended December 31,
                                    ------------------------------------------
                                     1997             1996              1995
                                    -------          -------           -------
                  U.S.              $ 8,582          $ 6,332           $ 3,749
                  Foreign             4,564            2,943             1,834
                                    -------          -------           -------
                                    $13,146          $ 9,275           $ 5,583
                                    =======          =======           =======

         The provision for income taxes consists of the following (in thousands):

                                         For the Years Ended December 31,
                                   -------------------------------------------
                                     1997             1996              1995
                                   --------          -------           -------
         Federal
              Current               $2,698            $2,514            $  825
              Deferred                  61              (338)              375
         State
              Current                  632               679               202
              Deferred                 240               (80)               77
         Foreign
              Current                1,805               879               641
              Deferred                (245)              (43)              (22)
                                   -------           -------           -------
                                    $5,191            $3,611            $2,098
                                   =======           =======           =======

     Reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate is as follows:

                                                                     For the Years Ended December 31,
                                                            -----------------------------------------------
                                                                1997             1996              1995
                                                            -----------       -----------       -----------
         Statutory rate                                            34.0%             34.0%             34.0%
         State income taxes, net of federal benefit                 4.3%              4.3%              4.2%
         Other                                                      1.2%              0.6%             -0.6%
                                                            -----------       -----------       -----------
         Effective tax rate                                        39.5%             38.9%             37.6%
                                                            ===========       ===========       ===========

     Deferred income taxes for the Company reflect the tax effects of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws.

     Significant components of the net deferred tax asset as of December 31, 1997 and 1996 are as follows (in thousands):

                                                                      1997                1996
                                                                    ---------          ---------
         Deferred tax asset:
         Inventory costs not yet deductible                         $   1,691          $   1,048
         Depreciation                                                     599                522
         Liabilities not yet deductible for tax                         3,030              2,661
                                                                    ---------          ---------
                                                                        5,320              4,231
                                                                    ---------          ---------
         Deferred tax liabilities:
         Depreciation                                                     (97)               (97)
         Intangibles                                                   (3,758)            (3,169)
         Liabilities deductible for tax not book                         (809)              (261)
                                                                    ---------          ---------
                                                                       (4,664)            (3,527)
                                                                    ---------          ---------
         Net deferred income tax asset                              $     656          $     704
                                                                    =========          =========

         Current asset                                              $   2,865          $   2,490
         Long-term liability                                           (2,209)            (1,786)
                                                                    ---------          ---------
                                                                    $     656          $     704
                                                                    =========          =========

     The cumulative amount of undistributed earnings of the European and Canadian subsidiaries, which the Company intends to indefinitely reinvest outside of the United States and upon which deferred income taxes are not provided, approximates $9.7 million at December 31, 1997.

7.   Pension Plan

     The Company's European subsidiary has a contributory defined benefit pension plan covering substantially all full-time employees. Benefits are based on years of service and compensation. The Company funds the plan in amounts not less than the minimum statutory requirements in the United Kingdom. The plan's assets consist of a mutual fund which invests in equity securities.

     Pension expense consisted of the following (in thousands):

                                                                   For the Years Ended December 31,
                                                            ---------------------------------------------
                                                                1997              1996             1995
                                                            ----------        ----------        ---------
         Service cost                                       $     101         $      76         $      55
         Interest cost on projected benefit obligations           291               222               180
         Actual return on plan assets                            (269)             (101)             (323)
         Net amortization                                         (14)             (101)              176
                                                            ----------        ----------        ---------
         Pension expense                                    $     109         $      96         $      88
                                                            =========         =========         =========
         Contributions to the plan                          $     341         $     371         $     346
                                                            =========         =========         =========

     Actuarial present value of the benefit obligation as of December 31, 1997 and 1996 is as follows (in thousands):

                                                                      1997                1996
                                                                    ---------          ---------
         Accumulated benefit obligation                             $   3,981          $   2,897
         Additional amounts related to pension benefit
             obligation compensation increases                             --                221
                                                                    ---------          ---------
         Projected benefit obligation                                   3,981              3,118
         Less fair value of assets                                     (3,600)            (2,571)
                                                                    ---------          ---------
         Projected benefit obligation in excess of fair value       $     381          $     547
                                                                    =========          =========

     The projected benefit obligation of $381,000 and $547,000 at December
31, 1997 and 1996, respectively, is included in other long-term liabilities in the consolidated balance sheet. The significant assumptions for 1997 and 1996 were as follows:

                                                                      1997                1996
                                                                    ---------          ---------
         Discount rate                                                      9%                 9%
         Expected long term rate of return on plan assets                   9%                 9%
         Rate of increase in future compensation levels                     7%                 7%

8.   Debt

     Total debt as of December 31, 1997 and 1996 consists of the following (in thousands):

                                                                      1997                1996
                                                                    ---------          ---------
         Revolving line of credit                                   $  24,400          $      --
         Term note                                                      5,000                 --
         Mortgage                                                          96                123
         Notes payable                                                    962                 --
                                                                    ---------          ---------
         Total                                                         30,458                123
         Less: current portion                                        (25,639)               (26)
                                                                    ---------          ---------
         Long-term debt                                             $   4,819          $      97
                                                                    =========          =========

     Aggregate principal payments for the four years subsequent to December 31, 1997 are as follows:

         1998                                                                           $  25,639
         1999                                                                               1,421
         2000                                                                               3,380
         2001                                                                                  18
                                                                                        ---------
                                                                                        $  30,458
                                                                                        =========

     Effective April 7, 1997, the Company entered into a Third Amended and Restated Loan & Security Agreement (the "Facility"), expiring in February, 2000, with a group of three financial institutions, which includes a term note, a revolving line of credit and a letter of credit facility. The term note (availability up to $5.0 million) is payable in equal quarterly installments based on five year amortization of the amount outstanding on March 31, 1998 commencing in April, 1998, but the outstanding principal balance shall be due and payable in full on the Termination Date which is February, 2000. The term note carries interest payable monthly at the bank's Prime Rate minus .50%. The Company had an outstanding $5.0 million term note as of December 31, 1997, with the Interest rate of 8%. The revolving line of credit provides for borrowing up to $60.0 million with the actual borrowings limited to available collateral, representing eligible receivables and inventory (approximately $58.4 million of gross availability as of December 31, 1997, of which the Company had borrowed $24.4 million at December 31, 1997). Interest on the revolving line of credit is payable monthly at a rate of either prime minus .50% or LIBOR plus 1.25%, at the option of the Company. The average interest rate was 7.41% at December 31, 1997. The revolving line of credit agreement provides a sublimit facility for letters of credit up to a maximum of $25.0 million (approximately $3.8 million outstanding as of December 31, 1997). Fees for outstanding letters of credit are payable quarterly at 2.0% per annum. The Company also pays a monthly unused line fee on the revolver at .5% per annum. Borrowings and outstanding letters of credit under the Facility are secured by substantially all of the assets of the Company. The Facility includes certain financial covenants and restrictions on new indebtedness and the payment of cash dividends.

     In addition, the Company has a European overdraft facility of approximately $6.0 million with a bank. The Company also has a European letter of credit facility. The bank overdraft facility is reduced by the value of any outstanding letters of credit. As of December 31, 1997, the Company had outstanding letters of credit under the European facility of approximately $2.0 million.

     In connection with the restructuring of the credit facility at the date of the initial public offering, the Company recorded a non cash extraordinary loss in 1996 of $186,000, net of tax benefits of $124,000, representing the write-off of the remaining deferred debt issuance costs.

9.   Subordinated Debt

     In 1996, the Company repaid $24.3 million of its subordinated debt using proceeds of the Company's initial public offering and secondary offering and recorded a non cash extraordinary loss in 1996 of $677,000, net of tax benefits of $451,000, representing the write-off of the remaining deferred debt issuance costs.

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

     Future minimum lease payments under all leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1997 are as follows (in thousands):

                                                                        Capital           Operating
         Years Ending December 31,                                      Leases             Leases
         -------------------------------------------------------    --------------     ---------------
         1998                                                       $     147          $   4,734
         1999                                                             147              4,819
         2000                                                             145              4,559
         2001                                                              26              3,434
         2002                                                              15              5,602
         Thereafter                                                        10
                                                                    --------------     ---------------
         Minimum lease commitments                                        490          $  23,148
                                                                                       ===============
         Less: amount representing interest                               (37)
                                                                    --------------
         Prevent value of net minimum lease payments                      453
         Less: current portion                                            (95)
                                                                    --------------
         Long term portion                                          $     358
                                                                    ==============


     The cost of property under capitalized leases was $468,000 and $314,000, as of December 31, 1997 and 1996, respectively, and primarily represents furniture, fixtures and office equipment. Accumulated amortization related to these leases was approximately $303,000 and $249,000 as of December 31, 1997 and 1996, respectively.

     Rental expense for operating leases was as follows (in thousands):

                                                               1997              1996             1995
                                                            ---------         ---------         ---------
         Minimum rentals                                    $   4,651         $   3,783         $   2,568
         Contingent rentals                                        90                98               122
                                                            ---------         ---------         ---------
                                                            $   4,741         $   3,881         $   2,690
                                                            =========         =========         =========

11.  Commitments and Contingencies

     Litigation.  See disclosure of litigation matters at Note 15.

     Income Taxes. The Internal Revenue Service ("IRS") is presently examining the Company's Federal tax returns for the taxable years ended December 31, 1994 through 1996. The IRS is also examining intercompany transfer prices. The outcome of these examinations and any related liabilities, if any, cannot presently be determined. The Company has made no provision for any liability that might result, as management is of the opinion that the Company will not sustain any significant adjustments as a result of these examinations.

     Purchase Commitments. The Company has approximately $50.2 million and $47.4 million of purchase commitments as of December 31, 1997 and 1996, respectively, related to goods ordered for future production in the normal course of business. Certain of these commitments are collateralized by outstanding letters of credit. See Note 8.

     Derivatives. The Company's international subsidiaries sell merchandise throughout Europe and Canada. These sales are denominated in the local currency of the retailer's country. Additionally, certain of the purchases of the Company's international subsidiaries are denominated in U.S. dollars. To protect the Company from the risk that the eventual net cash inflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates, the Company's subsidiaries occasionally enter into forward exchange contracts and options (hedging instruments) to hedge their foreign denominated accounts receivable, matched firm orders and anticipated orders. As of December 31, 1997 the Company had open forward contracts to sell foreign currencies for British pounds as follows: $4.8 million German marks, $4.4 million French francs, $3.7 million Dutch guilders, $.4 million Italian lira, $1.2 million Spanish pesetas, $1.7 million Swiss francs, $1.8 million Swedish kroners, $1.1 million Belgium francs and $1.6 million Danish kroners. As of December 31, 1997, the Company had outstanding foreign exchange options to sell Canadian dollars for U.S. dollars of $13.7 million and open forward exchange contracts to sell Canadian dollars for U.S. dollars of $2.5 million. All of the Company's hedging instruments expired in 1998. Deferred gains and losses on these transactions were immaterial at December 31, 1997.

12.  Stockholder's Equity

         Common Stock. In July and November 1996, the Company sold 2,823,611 and 1,000,000 shares, respectively, of its Common Stock in public offerings at prices of $14.00 and $23.50, respectively, per share, yielding net proceeds of approximately $56.6 million after deducting underwriting discounts of $4.0 million and expenses of $2.4 million related to the offering. The proceeds were used to repay certain portions of the Company's line of credit and senior and subordinated indebtedness.

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

         The following table summarizes additional information about stock options outstanding at December 31, 1997:

                                                        Weighted
                                                        Average
                                                       Remaining
                                                       Contractual       Weighted                         Weighted
                                                          Life            Average         Shares          Average
   Range of Exercise Prices     Shares Outstanding       (Years)      Exercise Price    Exercisable    Exercise Price
  --------------------------    ------------------     -----------    --------------    -----------    --------------
       $  0.22 to $  1.13             364,152                 6.43        $ 1.06           316,990        $  1.08
          3.38 to    9.60             118,714                 6.43          6.85            17,988           6.14
         14.38 to   26.50             663,800                 7.88         19.63            55,093          22.21
                                  -----------                                           ----------
  $  0.22      to    $ 26.50        1,146,666                 7.27        $12.41           390,071        $  4.30
                                  ===========                                           ==========

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

         Activity for all of the Company's stock option plans from January 1, 1995 through December 31, 1997 was as follows:

                                            1997                       1996                       1995
                                   -----------------------     ---------------------   ------------------------
                                    Shares       Weighted      Shares       Weighted     Shares        Weighted
                                                 Average                    Average                    Average
                                                 Exercise                   Exercise                   Exercise
                                                  Price                      Price                      Price
                                   ---------     --------      ---------    --------   ---------       --------
Outstanding, beginning of year     1,069,602     $   6.60      1,080,008    $   0.90     444,000       $   0.23
   Granted                           492,600        18.52        431,430       14.52     808,267           1.13
   Exercised                        (286,011)        1.93       (379,450)       0.73           -              -
   Cancelled                        (129,525)       10.84        (62,386)       0.23    (172,259)          0.23
                                   ---------                   ---------               ---------

   Outstanding, end of year        1,146,666     $  12.41      1,069,602    $   6.60   1,080,008       $   0.90
                                   =========                   =========               =========

Options exercisable at year end      390,071     $   4.30        533,833    $   1.09     443,139       $   0.96
                                   =========     ========      =========    ========   =========       ========

Weighted average fair value of
   options granted during the
   year                                          $   7.35                   $   5.05                   $   0.17
                                                 ========                   ========                   ========

         Employee Stock Purchase Plan. The 1996 Employee Stock Purchase Plan (the "Employee Plan"), adopted in May 1996, reserves a total of 150,000 shares of Common Stock for issuance. Under the Employee Stock Purchase Plan, eligible full-time employees can choose to have up to 10% of their annual base earnings withheld to purchase the Company's common stock. The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. During 1997 and 1996, employees purchased approximately 15,800 and 5,094 shares respectively at an average price of $15.95 and $11.81 respectively. At December 31, 1997, 129,106 shares are available for future issuance.

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

         Had compensation cost for the Company's stock-based compensation plans in 1996 and 1995 been recorded in accordance with the fair value method of SAFS 123, the Company's net income and earnings per share for 1997, 1996 and 1995 would approximate the following pro forma amounts (in thousands, except per share data):

                                                              1997            1996           1995
                                                        --------------   -------------   -------------
Net income:
  As reported                                               $7,955           $ 4,801         $3,485
  Pro forma                                                  6,957             4,595          3,443

Diluted net income per share:
  As reported                                               $ 0.69           $  0.62         $ 0.47
  Pro forma                                                   0.61              0.51           0.46

         For purposes of computing the above pro forma amounts, the fair value of each option granted during 1997, 1996, and 1995 was estimated as of the date of grant using the Black-Scholes option-pricing model. This model requires subjective assumptions, including future stock price volatility and expected date of exercise, which greatly affects the calculated values. The following weighted average assumptions were used in calculating the fair value of the options granted: (i) dividend yield of 0% for 1997, 1996 and 1995; (ii) expected volatility of 58.6% for 1997, 45% (for options granted subsequent to the filing of the S-1 in connection with the initial public offering through December 31,
1996) and 0% (for options granted prior to the filing); (iii) risk-free interest rate of 6.56%, 6.38% and 6.38% for 1997, 1996 and 1995 respectively; and (iv) expected life from vesting to exercise of 6 months for 1997, 1996 and 1995. Forfeitures are recognized as they occur.

         The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future pro forma amounts, because the fair valued method has not been applied to awards granted prior to 1995.

         Defined Contribution Plans. Effective January 1998, the Company has available a profit sharing retirement plan. Under the plan employee and company contributions qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, the Company offers a discretionary match, based on company growth and profits (paid in The North Face, Inc., common stock). Employee contributions are always 100% vested. Employer contributions will be vested at 20% per year; 100% after five years. The Company's Board of Directors has approved the allocation of a 25% matching contribution on a maximum of 6% of employee compensation contributed to the plan in accordance of the terms of the plan for the year ending 1998.

13.  Segment Information

         The following table summarizes the Company's operations by geographical area (in thousands). The Company's intercompany sales are not significant.

                                                 United States        Canada         Europe        Consolidated
                                               ------------------  ------------  --------------  ----------------
For the year ended December 31, 1995:
   Net sales                                      $ 96,069           $ 5,130          $20,335      $121,534
   Operating income (loss)                           8,635              (200)           2,089        10,524
   Income before provision for income taxes          3,749              (271)           2,105         5,583
   Identifiable assets                              72,411             1,617           10,480        84,508

For the year ended December 31, 1996:
   Net sales                                      $120,027           $ 9,462          $28,737      $158,226
   Operating income                                 10,482               582            2,480        13,544
   Income before provision for income taxes          6,332             2,461              482         9,275
     and extraordinary items
   Identifiable assets                              92,058             3,769           14,760       110,587

For the year ended December 31, 1997:
   Net sales                                      $150,798           $12,661          $39,788      $203,247
   Operating income                                 10,213             1,369            4,551        16,133
   Income before provision for income taxes          8,582               817            3,747        13,146
   Identifiable assets                             133,949             7,396           26,104       167,449

14.  Estimated Fair Value of Financial Instruments

         SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the estimated fair value of financial instruments. The carrying value of cash and cash equivalents, accounts receivable, accounts payable and debt approximates their estimated fair values at December 31, 1997.

15.  Subsequent Events

         On February 27, 1999, the Company's Board of Directors approved a Transaction Agreement (the "Transaction Agreement") between the Company and TNF Acquisition LLC ("TNF"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provides for a tender offer for all of the Company's outstanding stock (other than shares held by James G. Fifield, Chief Executive Officer) at $17 cash per share and the acquisition of control of the Company by LGP and Mr. Fifield. On March 5, 1999, the Company withdrew its tender offer, however, the Transaction Agreement remained in full force and effect. There can be no assurance that the transactions contemplated by the Transaction Agreement (the "Transactions") will be consummated at all or on terms favorable to the Company's stockholders. If the Transaction Agreement is terminated, the Company could be required under certain circumstances to pay TNF a $7 million termination fee plus up to $5.5 million of TNF's expenses associated with the Transactions.

         In connection with the Transactions, and following the Company's accounting related announcements which reported the restatement of the Company's 1997 Consolidated Financial Statements and 1998 interim Condensed Consolidated Financial Statements, several lawsuits have been filed against the Company. There can be no assurance that the Company will successfully defend these lawsuits. Regardless of whether the Transactions are consummated or of the outcome of these lawsuits, the Company will likely incur significant related expenses and costs that could have a material adverse effect on the Company's business and operations.

         During the first week of March 1999, various complaints were filed against the Company and its Board of Directors in the Delaware Court of Chancery and in the California Superior Court, Alameda County in connection with the Transactions. The complaints, filed on behalf of a purported class of the Company's shareholders, generally allege that the Transactions are unfair and inadequate to the Company's shareholders and charge the defendants with self-dealing and breach of fiduciary duties. The various complaints generally request injunctive relief to prevent the consummation of the Transactions, and seek other remedies in the event the Transactions are completed. The Company has not yet responded to these complaints.

         On March 9, 1999, a purported shareholder class action complaint was filed in federal district court in Colorado, alleging that the Company and various of its officers and directors violated the federal securities laws by making false and misleading statements about the Company's financial results during a class period from April 25, 1997 through March 4, 1999. Markus v. The North Face, Inc., et al., Civ. A. No. 99-WM-473. Subsequently, complaints with similar allegations and class periods on behalf of persons trading in the Company's securities, have been filed in federal district courts in Colorado and California (collectively, the "Securities Litigation"). The Company believes it has meritorious defenses to these claims and intends to contest the Securities Litigation vigorously. An unfavorable resolution of the Securities Litigation could have a material adverse effect on the business, results of operations or financial condition of the Company.

         On April 6, 1999, a shareholder derivative action purportedly on behalf of the Company, captioned Eng v. Cason, et al., Civil Action No. 810726-0, was filed in California Superior Court, Alameda County. The complaint alleges that the Company's directors and various officers violated California law and breached fiduciary duties to the Company by engaging in alleged wrongful conduct from April 25, 1997 through March 12, 1999, including the conduct complained of in the Securities Litigation. The Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery.

16.  Restatement

          Subsequent to the issuance of the Company's Consolidated Financial Statements for the fiscal year ended December 31, 1997, the Company's management determined that certain barter transaction revenue had been improperly recognized, certain capitalized costs related to the abandonment of an information system project should have been expensed, certain deferred start up and marketing costs did not have a demonstrated future benefit and should have been expensed, and the warranty reserve had been improperly computed. In addition, it was determined that certain property amounts had been improperly accrued. As a result, the 1997 Consolidated Financial Statements have been restated from amounts previously reported.

     In addition to the restatements reflected herein, the Company has also restated its previously issued Condensed Consolidated Financial Statements for the three, six and nine months ended March 31, 1998, June 30, 1998 and September 30, 1998. See the Company's Quarterly Reports on Form 10-Q/A for the three, six and nine months ended March 31, 1998, June 30, 1998 and September 30, 1998.

A summary of the effects of the restatement as of December 31, 1997 and for the year then ended follows:

                                                                    Year Ended December 31, 1997
                                                              ----------------------------------------
                                                                 PREVIOUSLY               RESTATED
                                                                  REPORTED
                                                              (In thousands, except per share amounts)
Net sales                                                     $  208,403               $  203,247
Cost of sales                                                    113,339                  110,764
Operating expenses                                                73,720                   76,350

Income before provision for income taxes                          18,357                   13,146
Provision for income taxes                                         7,250                    5,191
Net income                                                        11,107                    7,955

Net income per share :
     Basic                                                    $     0.98               $     0.70
     Diluted                                                  $     0.96               $     0.69

                                                                          December 31, 1997
                                                              ----------------------------------------
                                                                PREVIOUSLY               RESTATED
                                                                 REPORTED
                                                                            (In thousands)

Total current assets                                              118,953                  117,961
Property and equipment, net                                        22,955                   17,524
Other assets                                                        3,279                    2,871

Total current liabilities                                          59,836                   55,966
Other long-term liabilities                                         5,974                    6,165
Retained earnings                                                  21,220                   18,068

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

         As discussed in Note 16, the accompanying 1997 financial statements have been restated.

/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
San Francisco, California
February 6, 1998
(May 6, 1999 as to Notes 15 and 16)

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

The Company's accounting systems include controls designed to reasonably assure that assets are safeguarded from unauthorized use or disposition and which provide for the preparation of financial statements in conformity with generally accepted accounting principles. These systems are supplemented by the selection and training for qualified financial personnel and an organizational structure providing for appropriate segregation of duties.

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

    /s/   James G. Fifield              /s/  Jeffrey C. Mack
    James G. Fifield                    Jeffrey C. Mack
    Chief Executive Officer             Acting Chief Financial Officer
    and President

PART III

Item 10. Directors and Executive Officers of the Registrant.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

     One required Report on Form 4 or Form 5 was not filed on a timely basis by Mr. Simon in 1998 or 1999, respectively. One required Report on Form 4 or Form 5 was not filed on a timely basis by Mr. Fifield in 1998 or 1999, respectively. To the Company's knowledge, based solely upon its review of the Forms submitted to the Company by Mr. Simon and Mr. Fifield, neither Mr. Simon nor Mr. Fifield have failed to file a Form required by Section 16(a) of the Exchange Act.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a)(1) INDEX TO FINANCIAL STATEMENTS

Financial Statements:

    Consolidated Balance Sheets as of December 31, 1997 and 1996
    Consolidated Statements of Income for the
      Years Ended December 31, 1997, 1996 and 1995
    Consolidated Statements of Shareholders' Equity for the
      Years Ended December 31, 1997, 1996 and 1995
    Consolidated Statements of Cash Flows for the
      Years Ended December 31, 1997, 1996 and 1995
    Notes to Consolidated Financial Statements
    Independent Auditors' Report

  (2) Financial Statement Schedules

     All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the consolidated financial statements and notes thereto.

  (3)   Exhibits

Exhibit No.                             Description
--------------------------------------------------------------------------------

3.1(2)    Amended and Restated Certificate of Incorporation of The North
Face, Inc.

3.2(A)(1) Amended and Restated By-laws of The North Face, Inc.

10.1(1)** Management Stock Purchase and Non-Competition Agreement, dated as of June 6, 1994, among TNF Holdings Company, Inc.,* Marsden S. Cason and William A. McFarlane, as amended by Amendment No. 1, dated as of June 22, 1995.

10.2(1)   Stock Purchase Agreement, dated as of December 28, 1993, between TNF
Holdings Company, Inc.* and Kabushiki Kaisha Goldwin, as amended by Memorandum, dated as of March 29,1994, among TNF Holdings Company, Inc.,* and Kabushiki Kaisha Goldwin, and Memorandum No. 2, dated as of May 20, 1994, between TNF Holdings Company, Inc.,* and Kabushiki Kaisha Goldwin.

10.3(1)   Security holders Agreement, dated as of June 7, 1994, among TNF
Holdings Company, Inc.,* Marsden S. Cason, William A. McFarlane, J.H.Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Richard T. Peery, Jack L. Richardson, Philip S. Schlein and Kenneth F. Siebel, as amended by Amendment No. 1, dated as of June 22, 1995.

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

10.5A(1) Second Amended and Restated Loan and Security Agreement, dated as of June , 1996, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender.

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

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-04107) filed on May 20, 1996 and amendments thereto, filed with the Securities and Exchange Commission on June 3, 1996, and June 24, 1996.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-14945) filed with the Securities and Exchange Commission on October 28, 1996.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 28, 1997.

(b) Reports on Form 8-K: none. No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

(c)  The exhibits required by Item 601 are filed herewith.

(d) The financial statement schedules required by Regulation S-X are filed herewith.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 7, 1999               The North Face, Inc.
                          (Registrant)

                          By  /s/ James G. Fifield
                              -----------------------------
                              James G. Fifield
                              Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Marsden S. Cason, James G. Fifield and Jeffrey C. Mack, and each of them, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K/A together with all schedules and exhibits thereto,
(ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            Signature                         Title or Capacity                            Date
            ---------                         -----------------                            ----
      /s/ Marsden S. Cason         Chairman                                             May 7, 1999
 -----------------------------
       Marsden S. Cason

      /s/ James G. Fifield         Chief Executive Officer, President and Director      May 7, 1999
 -----------------------------     (Principal Executive Officer)
        James G. Fifield

       /s/ Jeffrey C. Mack         Acting Chief Financial Officer (Principal            May 7, 1999
 -----------------------------     Financial and Accounting Officer)
         Jeffrey C. Mack

       /s/ Robert P. Bunje         Director                                             May 7, 1999
 -----------------------------
         Robert P. Bunje

      /s/ William N. Simon         Vice Chairman and Director                           May 7, 1999
 -----------------------------
        William N. Simon

      /s/ Michael F. Doyle         Director                                             May 7, 1999
 -----------------------------
        Michael F. Doyle

     /s/ Michael J. Solomon        Director                                             May 7, 1999
 -----------------------------
        Michael J. Solomon

                                 EXHIBIT INDEX

Exhibit No.                             Description
--------------------------------------------------------------------------------

3.1(2)    Amended and Restated Certificate of Incorporation of The North
Face, Inc.

3.2(A)(1) Amended and Restated By-laws of The North Face, Inc.

10.1(1)** Management Stock Purchase and Non-Competition Agreement, dated as of June 6, 1994, among TNF Holdings Company, Inc.,* Marsden S. Cason and William A. McFarlane, as amended by Amendment No. 1, dated as of June 22, 1995.

10.2(1)   Stock Purchase Agreement, dated as of December 28, 1993, between TNF
Holdings Company, Inc.* and Kabushiki Kaisha Goldwin, as amended by Memorandum, dated as of March 29,1994, among TNF Holdings Company, Inc.,* and Kabushiki Kaisha Goldwin, and Memorandum No. 2, dated as of May 20, 1994, between TNF Holdings Company, Inc.,* and Kabushiki Kaisha Goldwin.

10.3(1)   Security holders Agreement, dated as of June 7, 1994, among TNF
Holdings Company, Inc.,* Marsden S. Cason, William A. McFarlane, J.H.Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Richard T. Peery, Jack L. Richardson, Philip S. Schlein and Kenneth F. Siebel, as amended by Amendment No. 1, dated as of June 22, 1995.

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

10.5A(1) Second Amended and Restated Loan and Security Agreement, dated as of June , 1996, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender.

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

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-04107) filed on May 20, 1996 and amendments thereto, filed with the Securities and Exchange Commission on June 3, 1996, and June 24, 1996.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-14945) filed with the Securities and Exchange Commission on October 28, 1996.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 and filed with the Securities and Exchange Commission on March 28, 1997.

(b) Reports on Form 8-K: none. No reports on Form 8-K were filed by the Company during the fourth quarter of 1997.

(c)  The exhibits required by Item 601 are filed herewith.

(d) The financial statement schedules required by Regulation S-X are filed herewith.
                                      39