Form 10-Q/A
period 1998-03-31
NORTH FACE INC
filed 1999-05-07
CIK 1013749

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q/A


   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---         EXCHANGE ACT OF 1934
              For the quarterly period ended March 31, 1998

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
  ---         ACT OF 1934
              For the transition period from ______________ to ______________


                        Commission File Number:  0-28596


                              THE NORTH FACE, INC.
             (Exact name of registrant as specified in its charter)


     Delaware                                           94-3204082
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

407 Merrill Avenue, Carbondale, Colorado                 81623
(Address of principal executive offices)              (Zip Code)

                                (970) 704-2300
             (Registrant's telephone number, including area code)

              2013 Farallon Drive, San Leandro, California  94577
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes         No    X
      ---        ---


The number of shares of Common Stock, $0.0025 par value per share, outstanding on April 30, 1999, was 12,725,656.

                              THE NORTH FACE, INC.

                                 MARCH 31, 1998


                              INDEX TO FORM 10-Q/A



PART I.       FINANCIAL INFORMATION                                     PAGE NO.

     Item 1 - Financial Statements (unaudited)

                Condensed Consolidated Balance Sheets as of
                  March 31, 1998 (Restated), December 31, 1997
                  and March 31, 1997......................................    3

                Condensed Consolidated Statements of Operations
                  for the Three Months Ended March 31, 1998
                  (Restated) and 1997.....................................    4

                Condensed Consolidated Statements of Cash Flows
                  for the Three Months Ended March 31, 1998
                  (Restated) and 1997.....................................    5

                Notes to Condensed Consolidated Financial Statements......    6


     Item 2 - Management's Discussion and Analysis of Financial
                Condition and Results of Operations.......................    9


PART II.      OTHER INFORMATION

     Item 1 - Legal Proceedings...........................................   13
     Item 6 - Exhibits and Reports on Form 8-K............................   14


ITEM 1.  FINANCIAL STATEMENTS

                              THE NORTH FACE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
                                  (unaudited)


                                                                         March 31,    December 31,  March 31,
                                Assets                                      1998          1997         1997
----------------------------------------------------------------------   ---------     ----------   ---------
                                                                          RESTATED
                                                                        (See Note 3)
Current assets:
Cash and cash equivalents.............................................     $  4,867       $  4,511   $  1,618
Accounts receivable, net..............................................       46,455         54,857     27,062
Inventories...........................................................       52,779         46,682     35,889
Deferred taxes........................................................        2,867          2,865      2,483
Other current assets..................................................       12,281          9,046      6,013
                                                                           --------       --------   --------
 Total current assets.................................................      119,249        117,961     73,065
Property and equipment, net...........................................       18,508         17,524     13,596
Trademarks and intangibles, net.......................................       28,610         29,066     29,655
Other assets..........................................................        2,987          2,898      2,279
                                                                           --------       --------   --------
 Total assets.........................................................     $169,354       $167,449   $118,595
                                                                           ========       ========   ========
Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable, accrued expenses and other
 current liabilities..................................................     $ 34,789       $ 30,232   $ 20,113
Short-term borrowings and current portion of long-term debt
 and capital lease obligations........................................       23,256         25,734      3,821
                                                                           --------       --------   --------
 Total current liabilities............................................       58,045         55,966     23,934
Long-term debt and obligations under capital leases...................        4,953          5,177        477
Other long-term liabilities...........................................        6,216          6,165      6,461
                                                                           --------       --------   --------
 Total liabilities....................................................       69,214         67,308     30,872
                                                                           --------       --------   --------

Stockholders' equity:
Common stock, $.0025 par value  shares authorized 50,000,000;
 Issued and outstanding; 11,554,000 at March 31, 1998;
 11,502,000 at December 31, 1997; and 11,205,000 at
 March 31, 1997.......................................................           29             29         29
Additional paid-in capital............................................       82,504         81,727     77,256
Subscription receivable...............................................           --             --        (62)
Retained earnings.....................................................       17,225         18,068     10,348
Accumulated other comprehensive income -
 cumulative translation adjustments...................................          382            317        152
                                                                           --------       --------   --------
 Total stockholders' equity...........................................      100,140        100,141     87,723
                                                                           --------       --------   --------
 Total liabilities and stockholders' equity...........................     $169,354       $167,449   $118,595
                                                                           ========       ========   ========

     See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)



                                                                                  Three Months Ended
                                                                                        March 31
                                                                         -----------------------------------------
                                                                             1998                       1997
                                                                         ---------------           ---------------
                                                                           RESTATED
                                                                         (See Note 3)
Net sales........................................................                  $45,704                 $39,342
Cost of sales....................................................                   25,779                  22,127
                                                                           ---------------         ---------------
Gross profit.....................................................                   19,925                  17,215
Operating expenses...............................................                   20,325                  16,773
                                                                           ---------------         ---------------
Operating income (loss)..........................................                     (400)                    442
Interest expense.................................................                     (674)                   (119)
Other income (expense), net......................................                     (297)                     62
                                                                           ---------------         ---------------
Income (loss) before provision for income taxes..................                   (1,371)                    385
Provision (benefit) for income taxes.............................                     (528)                    150
                                                                           ---------------         ---------------
Net income (loss)................................................                  $  (843)                $   235
                                                                           ===============         ===============
Net Income (loss) per share:
  Basic..........................................................                   $(0.07)                  $0.02
  Diluted........................................................                   $(0.07)                  $0.02
Weighted average shares outstanding:
  Basic..........................................................                   11,539                  11,206
  Diluted........................................................                   11,539                  11,643

     See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                                                                    Three Months Ended
                                                                                                         March 31
                                                                                                    ------------------
                                                                                                      1998       1997
                                                                                                    -------    -------
Cash Flows From Operating Activities:                                                               RESTATED
                                                                                                  (See Note 3)
Net income (loss)...............................................................................      $  (843)  $   235
Adjustments to reconcile net income to cash provided by (used in)
 operating activities:
  Depreciation and amortization.................................................................        1,461     1,004
  Loss from disposal of property and equipment..................................................          324        --
  Deferred income taxes.........................................................................           (2)        7
  Provision for doubtful accounts...............................................................          217       554
  Tax benefit of exercise of stock options......................................................           12     1,055
Effect of changes in:
  Accounts receivable...........................................................................        8,604    (3,283)
  Inventories...................................................................................       (6,097)   (4,414)
  Income tax receivable.........................................................................       (1,034)   (1,291)
  Other assets..................................................................................       (2,498)   (3,687)
  Accounts payable, accrued expenses and other current liabilities..............................        4,606     2,789
                                                                                                      -------   -------
Net cash provided by (used in) operating activities.............................................        4,750    (7,031)
                                                                                                      -------   -------
Cash Flows From Investing Activities:
Purchases of property and equipment.............................................................       (2,524)   (3,668)
                                                                                                      -------   -------
Cash Flows From Financing Activities:
Long-term debt proceeds.........................................................................           --       380
Repayments of long-term debt....................................................................         (312)       (9)
Proceeds (repayment) from revolver, net.........................................................       (2,388)    3,697
Proceeds from issuance of stock.................................................................          765       104
                                                                                                      -------   -------
Net cash provided by (used in) financing activities.............................................       (1,935)    4,172
                                                                                                      -------   -------
Effect of foreign currency fluctuations on cash.................................................           65      (170)
                                                                                                      -------   -------
Increase (decrease) in cash and cash equivalents................................................          356    (6,697)
Cash and cash equivalents, beginning of period..................................................        4,511     8,315
                                                                                                      -------   -------
Cash and cash equivalents, end of period........................................................      $ 4,867   $ 1,618
                                                                                                      =======   =======

     See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The North Face, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, the interim unaudited financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 (the Form "10-K/A"). Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

     These financial statements have been prepared by the Company in a manner consistent with that used in the preparation of the consolidated financial statements included in the Form 10-K/A. Certain items contained in these statements are based on estimates. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting of only normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated.

     The Condensed Consolidated Balance Sheet as of December 31, 1997, has been derived from the Consolidated Balance Sheet as of December 31, 1997 included in the Form 10-K/A.

     Reclassifications. Certain reclassifications of the 1997 interim financial statements have been made to conform with the 1998 presentation. Such reclassifications had no effect on net earnings.


NOTE 2.  RECENTLY ISSUED ACCOUNTING STANDARDS

  In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as a change in equity from transactions and other events and circumstances from nonowner sources. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income (loss) for the quarters ended March 31, 1998 and 1997 was ($778,000) and $65,000, respectively.

NOTE 3.  RESTATEMENT

     Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 1998, the Company's management determined that certain barter transaction revenue had been improperly recognized, certain severance costs had not been properly accrued, certain capitalized costs related to information systems selection and consulting costs should have been expensed, and certain other income should have been recognized during the three months ended June 30, 1998 rather than the three months ended March 31, 1998. In addition, it was determined that certain property amounts had been improperly accrued. As a result, the condensed consolidated financial statements as of March 31, 1998 and for the three months then ended have been restated from amounts previously reported. The effects of the restatement have been reflected herein.

     In addition to the restatements reflected herein, the Company has also restated its previously issued Consolidated Financial Statements for the year ended December 31, 1997 and its previously issued Condensed Consolidated Financial Statements for the six and nine months ended June 30, 1998 and September 30, 1998. See the Form 10-K/A and the Company's Quarterly Reports on Form 10-Q/A for the six and nine months ended June 30, 1998 and September 30, 1998.

A summary of the effects of the restatement as of March 31, 1998 and for the three months then ended follows:

                                                                               Three Months Ended
                                                                                    March 31
                                                                    ----------------------------------------
                                                                          1998                    1998
                                                                    ----------------        ----------------
                                                                         PREVIOUSLY             RESTATED
                                                                          REPORTED
                                                                    (In thousands, except per share amounts)
                                                                                   (unaudited)
Net sales........................................................            $47,809              $45,704
Cost of sales....................................................             26,817               25,779
Operating expenses...............................................             19,911               20,325
Other income (expense) net.......................................                353                 (297)
Income (loss) before provision for income taxes..................                760               (1,371)
Provision (benefit) for income taxes.............................                300                 (528)
Net income (loss)................................................                460                 (843)
Net Income (loss) per share:
  Basic..........................................................            $  0.04               ($0.07)
  Diluted........................................................            $  0.04               ($0.07)


                                                                               March 31,          March 31,
                                                                                 1998               1998
                                                                         -------------------  ----------------
                                                                             PREVIOUSLY             RESTATED
                                                                              REPORTED
                                                                               (In thousands, unaudited)
Total current assets.............................................              $117,945             $119,249
Property and equipment, net......................................                22,957               18,508
Other assets.....................................................                 3,174                2,987
Total current liabilities........................................                57,112               58,045
Other long-term liabilities......................................                 6,025                6,216
Retained earnings................................................                21,681               17,225

NOTE 4.  SUBSEQUENT EVENTS

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

     In connection with the Transactions and following the Company's accounting related announcements, which reported the restatement of the Company's 1997 Consolidated Financial Statements and 1998 interim Condensed Consolidated Financial Statements, several lawsuits have been filed against the Company. There can be no assurance that the Company will successfully defend these lawsuits. Regardless of whether the Transactions are consummated or of the outcome of these lawsuits, the Company will likely incur significant related expenses and costs that could have a material adverse effect on the Company's business and operations.

     During the first week of March 1999, various complaints were filed against the Company and its Board of Directors in the Delaware Court of Chancery and in California Superior Court, Alameda County in connection with the Transactions. The complaints, filed on behalf of a purported class of the Company's shareholders, generally allege that the Transactions are unfair and inadequate to the Company's shareholders and charge the defendants with self-dealing and breach of fiduciary duties. The various complaints generally request injunctive relief to prevent the consummation of the Transactions, and seek other remedies in the event the Transactions are completed. The Company has not yet responded to these complaints.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

     Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements for the three months ended March 31, 1998, the Company's management determined that certain barter transaction revenue had been improperly recognized, certain severance costs had not been properly accrued, certain capitalized costs related to information systems selection and consulting costs should have been expensed and certain other income should have been recognized during the three months ended June 30, 1998 rather than the three months ended March 31, 1998. In addition, it was determined that certain property amounts had been improperly accrued. As a result, the Condensed Consolidated Financial Statements as of March 31, 1998 and for the three months then ended have been restated from amounts previously reported. The effects of the restatement are presented in Note 3 of the Notes to the Condensed Consolidated Financial Statements and have been reflected herein.

     In addition to the restatements reflected herein, the Company has also restated its previously issued Consolidated Financial Statements for the year ended December 31, 1997 and its previously issued Condensed Consolidated Financial Statements for the six and nine months ended June 30, 1998 and September 30, 1998. See the Form 10-K/A and the Company's Quarterly Reports on Form 10-Q/A for the six and nine months ended June 30, 1998 and September 30, 1998.

Overview: Factors That May Affect Future Results

     When used below in connection with matters that may occur in the future, the words "anticipate," "estimate," "expect" or similar words identify forward looking statements within the meaning of federal securities laws. Forward looking statements below are based on the Company's current expectations of future events. The matters described in the forward looking statements are subject to risks and uncertainties. The actual results of these matters may differ substantially from the results anticipated by the Company. The Company cannot assure that future results will meet its current expectations. Risks and uncertainties relating to forward looking statements and to the Company's business include, but are not limited to, those described herein, under "Factors That May Affect Our Business," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 and in other documents that may be subsequently filed with the Securities and Exchange Commission.

Results of Operations

     The following tables set forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales (except for income taxes, which are shown as a percentage of pretax income).
The results of operations for the three months ended March 31, 1998 and 1997 are not necessarily indicative of future results to be expected for the full year.

                                                                                                  Three Months Ended
                                                                                                       March 31
                                                                                         ---------------------------------------
                                                                                             1998                       1997
                                                                                         ---------------          --------------
Net sales...................................................................                    100.0%                     100.0%
Gross profit................................................................                     43.6%                      43.8%
Operating expenses..........................................................                     44.5%                      42.6%
Operating income (loss).....................................................                     (0.9%)                      1.1%
Interest expense............................................................                     (1.5%)                     (0.3%)
Income (loss) before provision for income taxes.............................                     (3.0%)                      1.0%
Provision (benefit) for income taxes........................................                    (38.5%)                     39.0%
Net income (loss)...........................................................                     (1.8%)                      0.6%


Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997
(Open)

Net Sales. Net sales increased by 16.2% to $45.7 million from $39.3 million for the three months ended March 31, 1998 (the "First Quarter 1998") over the three months ended March 31, 1997 (the "First Quarter 1997").

     Net sales to wholesale customers increased by 20.7% to $37.8 million from $31.3 million for the First Quarter 1998 compared to the First Quarter 1997. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from (i) continued sales in recently introduced products, including Tekware/TM/ and Ascentials; (ii) continued strong sales of sales of existing products, and (iii) increased sales through the Summit Shop program.

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

Gross Profit. Gross profit as a percentage of net sales for the First Quarter 1998 was 43.6% compared to 43.8% for the First Quarter 1997. The lower gross margin was primarily attributable to certain increased sourcing costs and lower margins on international sales.

Operating Expenses. Operating expenses, which include selling, marketing, and general administrative expenses, increased by 21.2% to $20.3 million from $16.8 million for the First Quarter 1998 compared to the First Quarter 1997, primarily as a result of increases in variable and fixed costs to support the growth of the Company's business.

Interest Expense. Interest expense for the First Quarter 1998 increased to $0.7 million from $0.1 million for the First Quarter 1997. The low level of interest in the First Quarter 1997 was primarily a result of the application of the proceeds from the Company's initial public offering in July 1996 and secondary offering in November 1996, which were used to repay debt.

Provision for Income Taxes. Income tax benefit as a percentage of pretax loss was approximately 38.5% for the First Quarter 1998 compared to 39.0% of income tax expense for the First Quarter 1997. This decrease in the effective income tax rate reflects the application of tax credits for research and development activities as well as the mix of the Company's pretax earnings amongst domestic and international operations, which are subject to different tax rates.

SEASONALITY

     The Company's business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized substantially all of its profits in the third quarter and has recognized losses during the first quarter and the second quarter, with the exception of the first quarter of 1997. The Company's results of operations may fluctuate from quarter to quarter as a result of, among other things, the amount and timing of shipments to wholesale customers, government shipments, the timing and magnitude of discounts in retail stores, advertising and marketing expenditures, increases in the number of employees and overhead to support growth and store opening costs.

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

LIQUIDITY AND CAPITAL RESOURCES

     Historically, the Company's ability to maintain adequate levels of inventory was constrained by its capital resources. As a result of increases in its existing credit facility, as well as the Company's public offerings in 1996, the Company has increased its levels of inventory in order to better enable it to meet demand for its key products. The Company anticipates that inventory levels will continue to increase as the Company expands its business and implements its core inventory replenishment program. Such inventory increases are expected to be financed by borrowings under the Company's credit facility (the "Credit Facility"). The Credit Facility provides for borrowings up to $60.0 million under its revolving line of credit with actual borrowings limited to the lesser of $60.0 million or available collateral (approximately $58.0 million of gross availability as of March 31, 1998) and for borrowings of up to $5.0 million under a term note for capital expenditures which was fully utilized as of March 31, 1998. The Credit Facility also provides a sub-limit for letters of credit of up to $25.0 million to finance the Company's purchases of merchandise inventories from foreign suppliers. As of March 31, 1998, the Company had approximately $19.3 million of letters of credit outstanding under the Credit Facility.

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

     The Company's capital expenditures in 1998 were approximately $17.2 million. This amount was used principally for investment in Summit Shops, the upgrade of management information systems, the expansion of the Company's administration and distribution facilities, the expansion of its European sales and marketing operations and the remodeling of existing retail stores.

     The Company anticipates that cash available under the Company's credit facilities and through increased bank financing, will be sufficient to satisfy its cash requirements for at least the next 12 months.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     During the first week of March 1999, various complaints were filed against the Company and its Board of Directors in the Delaware Court of Chancery and in the California Superior Court, Alameda County in connection with the transactions (the "Transactions") contemplated by the Transaction Agreement dated February 27, 1999, between the Company and TNF Acquisition LLC. The complaints, filed on behalf of a purported class of the Company's shareholders, generally allege that the Transactions are unfair and inadequate to the Company's shareholders and charge the defendants with self-dealing and breach of fiduciary duties. The various complaints generally request injunctive relief to prevent the consummation of the Transactions, and seek other remedies in the event the Transactions are completed. The Company has not yet responded to these complaints.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed by the Company during the three-month period ended March 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE NORTH FACE, INC.
                                             (Registrant)


     Dated:  May 7, 1999            By:  /s/ James G. Fifield
                                         -------------------------------------
                                         James G. Fifield
                                         President and Chief Executive Officer


     Dated:  May 7, 1999            By:  /s/ Jeffrey C. Mack
                                         -------------------------------------
                                         Jeffrey C. Mack
                                         Acting Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer of the Registrant)

INDEX OF EXHIBITS


27.1   Financial Data Schedule