Form 10-Q/A
period 1998-06-30
NORTH FACE INC
filed 1999-05-07
CIK 1013749

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q/A


   X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
  ---   EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF
  ---   1934
        For the transition period from                to
                                       --------------    --------------

                        Commission File Number 0-28596


                             THE NORTH FACE, INC.
            (Exact name of registrant as specified in its charter)


                 Delaware                                94-3204082
      (State or other jurisdiction          (I.R.S. Employer Identification No.)
      of incorporation or organization)

   407 Merrill Avenue, Carbondale, Colorado                81623
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

The number of shares of Common Stock, $0.0025 par value per share, outstanding on April 30, 1999 was 12,725,656.

                             THE NORTH FACE, INC.

                                 JUNE 30, 1998


                             INDEX TO FORM 10-Q/A

PART I.        FINANCIAL INFORMATION                                                    PAGE NO.

     Item 1 -  Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as of June 30, 1998 (Restated),
                  December 31, 1997 and June 30, 1997....................................   3

               Condensed Consolidated Statements of Operations for the Three and
                  Six Months Ended June 30, 1998 (Restated) and 1997.....................   4

               Condensed Consolidated Statements of Cash Flows for the
                  Six Months Ended June 30, 1998 (Restated) and 1997.....................   5

               Notes to Condensed Consolidated Financial Statements......................   6

     Item 2 -  Management's Discussion and Analysis of Financial Condition and
               Results of Operations.....................................................   9


PART II.       OTHER INFORMATION

     Item 1 -  Legal Proceedings.........................................................   14

     Item 4 -  Submission of Matters to a Vote of Security Holders.......................   15

     Item 6 -  Exhibits and Reports on Form 8-K..........................................   15

ITEM 1.  FINANCIAL STATEMENTS

                              THE NORTH FACE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
                                  (unaudited)

                                                                           June 30,    December 31,  June 30,
                                                                             1998          1997        1997
                                                                         -----------  -------------  --------
                                                                           RESTATED
                                ASSETS                                   (See Note 4)
Current assets:
Cash and cash equivalents...............................................    $  5,303       $  4,511  $  1,695
Accounts receivable, net................................................      56,236         54,857    27,658
Inventories.............................................................      64,852         46,682    47,326
Deferred taxes..........................................................       2,865          2,865     2,488
Other current assets....................................................      10,642          9,046     5,802
                                                                            --------       --------  --------
  Total current assets..................................................     139,898        117,961    84,969

Property and equipment, net.............................................      20,072         17,524    16,390
Trademarks and intangibles, net.........................................      28,405         29,066    29,460
Other assets............................................................       6,274          2,898     2,452
                                                                            --------       --------  --------
  Total assets..........................................................    $194,649       $167,449  $133,271
                                                                            ========       ========  ========

                LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities........    $ 30,428       $ 30,232  $ 18,992
Short-term borrowings and current portion of long-term debt and
 capital lease obligations..............................................      40,985         25,734    19,520
                                                                            --------       --------  --------
  Total current liabilities.............................................      71,413         55,966    38,512

Long-term debt and obligations under capital leases.....................       4,435          5,177       942
Other long-term liabilities.............................................       6,045          6,165     6,576
                                                                            --------       --------  --------
  Total liabilities.....................................................      81,893         67,308    46,030
                                                                            --------       --------  --------

Commitments and contingencies...........................................          --             --        --

Stockholders' equity:
Common stock, $.0025 par value--shares authorized 50,000,000;
 issued and outstanding; 12,337,000 at June 30, 1998, 11,502,000
 at December 31, 1997 and 11,258,000 at June 30, 1997..................           31             29        29
Additional paid-in capital.............................................       97,761         81,727    78,609
Subscriptions receivable...............................................           --             --       (15)
Retained earnings......................................................       14,647         18,068     8,341
Accumulated other comprehensive income-cumulative translation
 adjustments...........................................................          317            317       277
                                                                            --------       --------  --------
  Total stockholders' equity...........................................      112,756        100,141    87,241
                                                                            --------       --------  --------
  Total liabilities and stockholders' equity...........................     $194,649       $167,449  $133,271
                                                                            ========       ========  ========

    See accompanying notes to condensed consolidated financial statements.

                             THE NORTH FACE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                               Three Months Ended        Six Months Ended
                                                                    June 30,                 June 30,
                                                             -----------------------  -----------------------
                                                                 1998        1997         1998        1997
                                                             ------------  ---------  ------------  ---------
                                                               RESTATED                 RESTATED
                                                             (See Note 4)             (See Note 4)
Net sales..................................................     $ 43,171   $ 31,087     $  88,875   $ 70,429
Cost of sales..............................................       24,261     18,046        50,040     40,173
                                                             ------------  ---------  ------------  ---------
Gross profit...............................................       18,910     13,041        38,835     30,256
Operating expenses.........................................       21,253     15,975        41,578     32,748
Other operating expenses...................................        1,518        --          1,518        --
                                                             ------------  ---------  ------------  ---------
Operating loss.............................................       (3,861)    (2,934)       (4,261)    (2,492)
Interest expense...........................................         (848)      (301)       (1,522)      (420)
Other income (expense), net................................          517        (87)          220        (25)
                                                             ------------  ---------  ------------  ---------
Loss before benefit for income taxes.......................       (4,192)    (3,322)       (5,563)    (2,937)
Benefit for income taxes...................................       (1,613)    (1,315)       (2,141)    (1,165)
                                                             ------------  ---------  ------------  ---------
Net loss...................................................      $(2,579)   $(2,007)     $ (3,422)   $(1,772)
                                                             ============  =========  ============  =========
Net loss per share:
  Basic.....................................................      $(0.22)    $(0.18)       $(0.29)    $(0.16)
  Diluted...................................................      $(0.22)    $(0.18)       $(0.29)    $(0.16)

Weighted average shares outstanding:
  Basic.....................................................      11,968     11,222        11,752     11,220
  Diluted...................................................      11,968     11,222        11,752     11,220

    See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                                               Six Months Ended
                                                                                                   June 30,
                                                                                            -----------------------
                                                                                                1998        1997
                                                                                            -----------   ---------
                                                                                              RESTATED
                                                                                            (See Note 4)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss..................................................................................      $(3,422)   $(1,772)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization............................................................       3,073      1,886
  Loss from the disposal of property and equipment.........................................         912          -
  Provision for doubtful accounts..........................................................         220        736
  Tax benefit of exercise of stock options.................................................       1,306      2,339
  Other....................................................................................         (43)         2
Effect of changes in:
  Accounts receivable......................................................................      (1,266)    (2,584)
  Inventories..............................................................................     (18,171)   (15,851)
  Income tax receivable....................................................................        (782)    (2,197)
  Other assets.............................................................................      (1,816)    (4,073)
  Accounts payable, accrued expenses and other current liabilities.........................          76      1,710
                                                                                            -----------   ---------
NET CASH USED IN OPERATING ACTIVITIES.....................................................      (19,913)   (19,804)
                                                                                            -----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for investment in La Sportiva S.r.l...............................................       (2,488)         -
Purchases of property and equipment.......................................................       (6,090)    (7,135)
Proceeds from the sale of property and equipment..........................................           43          -
                                                                                            -----------   ---------
NET CASH USED IN INVESTING ACTIVITIES.....................................................       (8,535)    (7,135)
                                                                                            -----------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt..............................................................            -      1,793
Repayments of long-term debt..............................................................         (624)      (134)
Proceeds from revolver, net...............................................................       15,134     18,573
Payment of debt acquisition costs.........................................................            -        (88)
Collection of note receivable.............................................................        6,549          -
Proceeds from issuance of stock...........................................................        8,181        220
                                                                                            -----------   ---------
NET CASH PROVIDED BY FINANCING ACTIVITIES.................................................       29,240     20,364
                                                                                            -----------   ---------
Effect of foreign currency fluctuations on cash...........................................            -        (45)
                                                                                            -----------   ---------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................................          792     (6,620)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD............................................        4,511      8,315
                                                                                            -----------   ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD..................................................     $  5,303   $  1,695
                                                                                            ===========   =========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Noncash Financing Actitities:
    Issuance of common stock for note receivable..........................................     $  6,549   $      -

    See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The North Face, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, the interim unaudited financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K/A for the fiscal year ended December 31, 1997 (the "Form 10-K/A"). Operating results for the six month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1998.

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

     Reclassification. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 presentation. Such reclassifications had no effect on net earnings.

NOTE 2.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as a change in equity from transactions and other events and circumstances from nonowner sources. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive loss for the three months ended June 30, 1998 and 1997 was $2,644,000 and $1,882,000, respectively, and $3,422,000 and $1,817,000 for the six months ended June 30, 1998 and 1997, respectively.

NOTE 3.   OTHER OPERATING EXPENSES

     During the quarter ended June 30, 1998 the Company recorded a charge of $1,518,000, related to the closing of an out-dated manufacturing facility in Scotland, the integration of its Canadian subsidiary into a combined North American business operation, and the termination of its German sales agent.

NOTE 4. RESTATEMENT

     Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements for the three and six months ended June 30, 1998, the Company's management determined that certain consignment revenue resulting from a barter transaction had been improperly recognized, certain severance costs had not been properly accrued, certain capitalized costs related to information systems selection, consulting and product development costs should have been expensed, and certain other income should have been recorded in the three months ended June 30, 1998 rather than the three months ended March 31, 1998. As a result, the condensed consolidated financial statements as of June 30, 1998 and for the three and six months then ended have been restated from amounts previously reported. The effects of the restatement have been reflected herein.

     In addition to the restatements reflected herein, the Company has also restated its previously issued Consolidated Financial Statements for the year ended December 31, 1997 and its Condensed Consolidated Financial Statements for the three and nine months ended March 31, 1998 and September 30, 1998. See the Form 10-K/A and the Company's Quarterly Reports on Form 10-Q/A for the three and nine months ended March 31, 1998 and September 30, 1998.

     A summary of the effects of the restatement as of the June 30, 1998 and for the three and six months then ended follows:

                                                               Three Months Ended       Six Months Ended
                                                                    June 30,                June 30,
                                                             ----------------------  ---------------------
                                                                1998        1998        1998        1998
                                                             ----------   ---------  ----------   --------
                                                             PREVIOUSLY              PREVIOUSLY
                                                              REPORTED    RESTATED    REPORTED    RESTATED
                                                               (In thousands, except per share amounts)
                                                                              (unaudited)
Net sales..................................................     $42,553    $43,171      $90,362    $88,875
Cost of sales..............................................      23,564     24,261       50,381     50,040
Operating expenses.........................................      20,801     21,253       40,172     41,578
Other operating expenses..................                        1,620      1,518        1,620      1,518
Other income (expense), net................................        (133)       517          220        220
Loss before benefit for income taxes.......................      (4,413)    (4,192)      (3,653)    (5,563)
Benefit for income taxes...................................      (1,743)    (1,613)      (1,443)    (2,141)
Net loss...................................................      (2,670)    (2,579)      (2,210)    (3,422)
Net loss per share:
  Basic.....................................................     $(0.22)    $(0.22)      $(0.19)    $(0.29)
  Diluted...................................................     $(0.22)    $(0.22)      $(0.19)    $(0.29)

                                                                     June 30,              June 30,
                                                                       1998                  1998
                                                                  ---------------      ---------------
                                                                     PREVIOUSLY
                                                                     REPORTED              RESTATED
                                                                             (In thousands)
                                                                              (unaudited)
Total current assets............................................       $138,519        $139,898
Property and equipment, net.....................................         22,428          20,072
Other assets....................................................          6,461           6,274
Total current liabilities.......................................         68,405          71,413
Other long-term liabilities.....................................          5,854           6,045
Retained earnings...............................................         19,010          14,647

NOTE 5.  SUBSEQUENT EVENTS

     On July 2, 1998, the Company acquired a 20% interest in La Sportiva S.r.l., a premier manufacturer and distributor of trekking, mountaineering, and climbing footwear located in Ziano di Fiemme, Italy for a purchase price of $2.5 million, and incurred direct costs of approximately $0.6 million, for a total purchase price of approximately $3.1 million. In August 1998, La Sportiva S.r.l. changed its name to La Sportiva S.p.A. The majority shareholders of La Sportiva S.p.A. have a "put option" which may require the Company to purchase, in a single transaction, an additional 31% interest in La Sportiva S.p.A. for 6.8 billion lira ($3.8 million at July 2, 1998). This put option may be exercised at any time during the period beginning on July 1, 2000 and ending on July 1, 2003. After the expiration of the "put option" and until December 31, 2004, the Company may exercise a "call option" which, if exercised, would require the majority shareholders of La Sportiva S.p.A. to sell an additional 31% interest to the Company for 6.8 billion lira ($3.8 million at July 2, 1998). The Company has accounted for its 20% interest in La Sportiva S.p.A. under the equity method. The purchase price of La Sportiva S.p.A. exceeded the Company's proportionate share of the net assets acquired by $2.4 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years.

  In a related transaction on July 2, 1998, the Company acquired 100% of the outstanding common stock of La Sportiva USA, (which owns the exclusive rights to distribute footwear for La Sportiva S.p.A. in the United States) located in Boulder, Colorado, for a purchase price of approximately $3.9 million. The purchase price includes $3.1 million which was paid in 133,335 shares of the Company's Common Stock and additional $0.8 million in cash to be paid to the former owners of La Sportiva USA over the next five years.

     The purchase price of La Sportiva USA exceeded the fair value of the net assets acquired by approximately $3.8 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years. The fair value of the net assets acquired is based on preliminary estimates, which are subject to change. The acquisition was recorded under the purchase method of accounting. The Company has consolidated the results of La Sportiva USA beginning on July 2, 1998.

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements for the three and six months ended June 30, 1998, the Company's management determined that certain consignment revenue resulting from a barter transaction had been improperly recognized, certain severance costs had not been properly accrued, certain capitalized costs related to information systems selection, consulting and product development costs should have been expensed, and certain other income should have been recorded in the three months ended June 30, 1998 rather than the three months ended March 31, 1998. As a result, the Condensed Consolidated Financial Statements as of June 30, 1998 and for the three and six months then ended have been restated from amounts previously reported. The effects of the restatement are presented in Note 4 to the Condensed Consolidated Financial Statements and have been reflected herein.

     In addition to the restatements reflected herein, the Company has also restated its previously issued Consolidated Financial Statement for the year ended December 31, 1997 and its Condensed Consolidated Financial Statements for the three and nine months ended March 31, 1998 and September 30, 1998. See the Form 10-K/A and the Company's Quarterly Reports on Form 10-Q/A for the three and nine months ended March 31, 1998 and September 30, 1998.

Overview--Factors That May Affect Future Results

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

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales (except for income taxes, which are shown as a percentage of pretax income).
The results of operations for the three and six months ended June 30, 1998 and 1997 are not necessarily indicative of future results to be expected for the full year.

                                                          Three Months Ended      Six Months Ended
                                                               June 30,               June 30,
                                                         --------------------    ------------------
                                                           1998        1997       1998       1997
                                                         --------    --------    -------    -------
Net sales..............................................     100.0%      100.0%     100.0%     100.0%
Gross profit...........................................      43.8%       42.0%      43.7%      43.0%
Operating expenses.....................................      49.2%       51.4%      46.8%      46.5%
Other operating expenses...............................       3.5%        0.0%       1.7%       0.0%
Operating loss.........................................      (8.9)%      (9.4)%     (4.8)%     (3.5)%
Interest expense.......................................      (2.0)%      (1.0)%     (1.7)%     (0.6)%
Loss before benefit for income taxes...................      (9.7)%     (10.7)%     (6.3)%     (4.2)%
Benefit for income taxes...............................     (38.5)%     (39.6)%    (38.5)%    (39.7)%
Net loss...............................................      (6.0)%      (6.5)%     (3.9)%     (2.5)%

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net Sales. Net sales increased by 38.9% to $43.2 million from $31.1 million for the three months ended June 30, 1998 (the "Second Quarter 1998") over the three months ended June 30, 1997 (the "Second Quarter 1997").

     Net sales to wholesale customers increased by 43.1% to $36.6 million from $25.6 million for the Second Quarter 1998 compared to the Second Quarter 1997. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from continued strong sales of existing products and increased sales through the Summit Shop program.

     Retail sales in the U.S. and Canada increased by 19.2% to $6.6 million from $5.5 million for the Second Quarter 1998 compared to the Second Quarter 1997.
On a comparable store basis, retail sales increased by 12.7% (approximately 9.6% for retail stores and 17.2% for outlets). This increase is primarily the result of a successful sale held at the outlets in May, a better merchandising mix of inventory at both the outlets and retail stores, and a more volume oriented pricing strategy at the outlets.

Gross Profit. Gross profit as a percentage of net sales for the Second Quarter 1998 was 43.8% compared to 42.0% for the Second Quarter 1997. The increase in gross margin was primarily attributable to improved pricing in production and operating leverage due to growth.

Operating Expenses. Operating expenses, which include selling, marketing, and general administrative expenses, increased by 33.0% to $21.3 million from $16.0 million for the Second Quarter 1998 compared to the Second Quarter 1997. The increase of $5.3 million is primarily due to increases in variable and fixed costs to support the growth of the Company's business. However, operating expenses as a percentage of net sales declined from 51.4% to 49.2%, reflecting the Company's improved operating, expense leverage.

Other Operating Expense. During the Second Quarter 1998 the Company recorded a charge of $1.5 million related to the closing of an out-dated manufacturing facility in Scotland, the integration of its Canadian subsidiary into a combined North American business operation, and the termination of its German sales agent.

Interest Expense. Interest expense for the Second Quarter 1998 increased to $0.8 million from $0.3 million for the Second Quarter 1997. The low level of interest in the Second Quarter 1997 was primarily a result of the Company using the proceeds from its two public offerings in 1996 to repay debt which allowed the Company to maintain a lower average level of debt in 1997.

Provision for Income Taxes. Income taxes as a percentage of pretax loss was approximately 38.5% for the Second Quarter 1998 compared to 39.6% for the Second Quarter 1997. This decrease in the effective tax rate reflects the application of tax credits for research and development activities as well as the mix of the Company's pretax earnings amongst domestic and international operations, which are subject to different tax rates.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

Net Sales. Net sales increased by 26.3% to $88.9 million from $70.4 million for the six months ended June 30, 1998 (the "First Six Months 1998") compared to the six months ended June 30, 1997 (the "First Six Months 1997").

     Net sales to wholesale customers increased by 30.7% to $74.4 million from $56.9 million for the First Six Months 1998 compared to the First Six Months 1997. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from continued strong sales of existing products and increased sales through the Summit Shop program.

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

Gross Profit. Gross profit as a percentage of net sales for the First Six Months 1998 was 43.7% compared to 43.0% for the First Six Months 1997. The higher gross margin was primarily attributable to improved pricing in production and operating leverage due to growth.

Operating Expenses. Operating expenses, which include selling, marketing, and general and administrative expenses, increased by 27.0% to $41.6 million from $32.7 million for the First Six Months 1998 compared to the First Six Months 1997. The increase of $8.8 million is primarily due to increases in variable and fixed costs to support the growth of the Company's business.

Other Operating Expenses. During the First Six Months 1998 the Company recorded a charge of $1.5 million related to the closing of an out-dated manufacturing facility in Scotland, the integration of its Canadian subsidiary into a combined North American business operation and the termination of its German sales agent.

Interest Expense. Interest expense increased to $1.5 million from $.4 million for the First Six Months 1998 compared to the First Six Months 1997. The low level of interest in the First Six Months 1997 was primarily a result of the Company using the proceeds from its two public offerings in 1996 to repay debt which allowed the Company to maintain a lower average level of debt in 1997.

Provision for Income Taxes. Income taxes as a percent of pretax loss were approximately 38.5% for the First Six Months 1998 compared to 39.7% for the First Six Months 1997. This decrease in the effective tax rate reflects the application of tax credits for research and development activities as well as the mix of the Company's pretax earnings amongst domestic and international operations, which are subject to different tax rates.


Seasonality

     The Company's business is subject to seasonal and quarterly fluctuations. Historically, the Company has realized substantially all of its profits in the third quarter and has recognized losses during the first and second quarter, with the exception of the first quarter of 1997. The Company's results of operations may fluctuate from quarter to quarter as a result of, among other things, the amount and timing of shipments to wholesale customers, government shipments, the timing and magnitude of discounts in retail stores, advertising and marketing expenditures, increases in the number of employees and overhead to support growth and store opening costs.

     The Company anticipates that it will continue to incur net losses during the first and second calendar quarter for the foreseeable future. Additionally, the Company's effective tax rate can vary significantly from quarter to quarter due to the relative mix of earnings from the Company's domestic and international operations, which are taxed at different rates.

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

     Trading in the Company's Common Stock was halted on April 16, 1999. There can be no assurance that the trading price of the Company's Common Stock will not fluctuate significantly upon resumption of trading in its Common Stock or that there will not be any other adverse effect on the Company's business or operations as a result of the trading halt.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's credit facility (the "Credit Facility") provides for borrowings up to $60.0 million under its revolving line of credit with actual borrowings limited to the lesser of $60.0 million or available collateral (approximately $60.0 million of gross availability as of June 30, 1998). In addition, the Company had a term note for capital expenditures of $4.8 million at June 30, 1998. The Credit Facility also provides a sub-limit for letters of credit of up to $25.0 million to finance the Company's purchases of product from foreign suppliers. As of June 30, 1998, the Company had approximately $6.3 million of letters of credit outstanding under the Credit Facility.

     In September 1998, the Company entered into a new five year Global Senior Secured Revolving Credit Facility (the "New Credit Facility") with The Industrial Bank of Japan, Limited, New York Branch (as syndication agent and documentation agent), and IBJ Whitehall Business Credit Corporation (as arrangers, collateral agent and as administrative agent for itself and the other lenders), and other financial institutions (the "Financial Institutions"). This agreement includes a term note, a revolving line of credit and a letter of credit facility. The term note (availability up to $15,000,000) is payable in equal quarterly installments based on five year amortization of the outstanding term loan from the last day of the term loan availability period with payments commencing on October 1, 1999, but the outstanding principal balance shall be due and payable in full on the termination date which is September 2003. The term note carries interest payable monthly at the higher of (a) the bank's base commercial lending rate minus one-half of one percent (.50%) and (b) one-half of one percent (.50%) above the federal funds effective rate plus the applicable margin. The Company had an outstanding $5,000,000 term note as of December 31, 1998, with the interest rate of 7.25%. The revolving line of credit provides for borrowing up to $115 million with the actual borrowings limited to available collateral, representing eligible receivables and inventory (approximately $91.9 million of gross availability as of December 31, 1998, of which the Company borrowed $55.1 million at December 31, 1998). Interest on the revolving line of credit is payable monthly at a rate of either (1) the prime rate which is the higher of (a) the bank's base commercial lending rate minus .50% and (b) .50% above the federal funds effective rate plus the applicable margin, or (2) LIBOR plus the applicable margin, at the option of the Company. The average interest rate was 7.15% at December 31, 1998. The revolving line of credit agreement provides a sublimit facility for letters of credit up to a maximum of $40 million (approximately $10.5 million outstanding as of December 31, 1998). Fees for outstanding letters of credit are payable quarterly at 1.5% per annum. The Company also pays a monthly unused line fee on the revolver at .375% per annum. Borrowings and outstanding letters of credit under the New Credit Facility are secured by substantially all of the assets of the Company. The New Credit Facility includes certain financial covenants and restrictions on new indebtedness and the payment of cash dividends. On May 3, 1999, the Company received a written waiver from the Financial Institutions for violations of certain of the Company's non-financial covenants as set forth in the agreements relating to the New Credit Facility.

     In the Second Quarter 1998, the Company received $14.0 million resulting from the issuance of 665,060 shares of the Company's Common Stock which were purchased by James G. Fifield, the Company's President and Chief Executive Officer.

     The Company's capital expenditures in 1998 were approximately $17.2 million. This amount is was used principally for investment in Summit Shops, the upgrade of management information systems, the expansion of the Company's administration and distribution facilities, the establishment of operating facilities in Colorado, the expansion of its European sales and marketing operations and the remodeling of existing retail stores.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          Filed as an Item with corresponding Item number to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1998 and incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

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

                                         THE NORTH FACE, INC.
                                            (Registrant)



     Dated:                         By:  /s/ James G. Fifield
                                         ---------------------------------
             May 7, 1999                 James G. Fifield
                                         President and Chief Executive Officer



     Dated:                         By:  /s/ Jeffrey C. Mack
                                         ---------------------------------
             May 7, 1999                 Jeffrey C. Mack
                                         Acting Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer of the Registrant)

                               INDEX OF EXHIBITS


27.1  Financial Data Schedule