Form 10-Q/A
period 1998-09-30
NORTH FACE INC
filed 1999-05-07
CIK 1013749

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                  FORM 10-Q/A


   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------       EXCHANGE ACT OF 1934


                  For the quarterly period ended September 30, 1998

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE
-------       ACT OF 1934


                  For the transition period from              to
                                                 ------------    ------------

                        Commission File Number 0-28596


                             THE NORTH FACE, INC.
            (Exact name of registrant as specified in its charter)


     Delaware                                           94-3204082
(State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)

407 Merrill Avenue, Carbondale, Colorado                   81623
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

Yes              No    X
    -------         -------


The number of shares of Common Stock, $0.0025 par value per share, outstanding on April 30, 1999, was 12,725,656.

                             THE NORTH FACE, INC.

                              SEPTEMBER 30, 1998


                             INDEX TO FORM 10-Q/A



PART I.       FINANCIAL INFORMATION                                                                                PAGE NO.

     Item 1 - Financial Statements (unaudited)

                 Condensed Consolidated Balance Sheets as of September 30, 1998
                   (Restated), December 31, 1997 and September 30, 1997............................................    3

                 Condensed Consolidated Statements of Operations for the Three and
                    Nine Months Ended September 30, 1998 (Restated) and 1997.......................................    4

                 Condensed Consolidated Statements of Cash Flows for the
                    Nine Months Ended September 30, 1998 (Restated) and 1997.......................................    5

                 Notes to Condensed Consolidated Financial Statements..............................................    7

     Item 2 - Management's Discussion and Analysis of Financial Condition and
                Results of Operations..............................................................................   12


PART II.      OTHER INFORMATION

     Item 1 - Legal Proceedings....................................................................................   17

     Item 6 - Exhibits and Reports on Form 8-K.....................................................................   18

ITEM 1.  FINANCIAL STATEMENTS

                              THE NORTH FACE, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
                                  (unaudited)

                                                                  September 30,   December 31,  September 30,
                                                                       1998           1997           1997
                                                                  -------------   ------------  -------------
                             ASSETS                                  RESTATED
                                                                   (See Note 7)
Current assets:
Cash and cash equivalents.......................................       $  2,284       $  4,511       $  1,184
Accounts receivable, net........................................        103,507         54,857         78,461
Inventories.....................................................         58,705         46,682         42,253
Deferred taxes..................................................          2,877          2,865          2,478
Other current assets............................................          7,988          9,046          3,889
                                                                  -------------   ------------  -------------
  Total current assets..........................................        175,361        117,961        128,265
Property and equipment, net.....................................         23,443         17,524         17,862
Trademarks and intangibles, net.................................         34,397         29,066         29,271
Debt acquisition costs..........................................          1,456             27             53
Other assets....................................................          3,422          2,871          2,272
                                                                  -------------   ------------  -------------
  Total assets..................................................       $238,079       $167,449       $177,723
                                                                  =============   ============  =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and other                           $ 38,669       $ 30,232       $ 34,216
  current liabilities...........................................
Short-term borrowings and current portion of
  long-term debt and capital lease obligations..................         63,157         25,734         33,139
                                                                  -------------   ------------  -------------
  Total current liabilities.....................................        101,826         55,966         67,355
Long-term debt and obligations under capital
  Leases........................................................          5,562          5,177          4,976
Other long-term liabilities.....................................          6,519          6,165          6,646
                                                                  -------------   ------------  -------------
  Total liabilities.............................................        113,907         67,308         78,977
                                                                  -------------   ------------  -------------
Minority interest...............................................            701             --             --
Stockholders' equity:
Common stock, $.0025 par value -- shares authorized
  50,000,000; 12,486,000 issued and outstanding at
  September 30, 1998; 11,502,000 at December 31, 1997;
  and 11,258,000 at September 30, 1997..........................             31             29             29
Additional paid-in capital......................................        101,050         81,727         79,578
Subscriptions receivable........................................             --             --             (2)
Retained earnings...............................................         21,875         18,068         19,108
Accumulated other comprehensive income -
  cumulative translation adjustments............................            515            317             33
                                                                  -------------   ------------  -------------
  Total stockholders' equity....................................        123,471        100,141         98,746
                                                                  -------------   ------------  -------------
  Total liabilities and stockholders' equity....................       $238,079       $167,449       $177,723
                                                                  =============   ============  =============

     See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                          Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                          -------------------            --------------------
                                                            1998        1997               1998       1997
                                                          ---------  --------            ---------  ---------
                                                          RESTATED                       RESTATED
                                                        (See Note 7)                   (See Note 7)
Net sales.............................................      $93,645   $87,007             $182,520   $157,436
Cost of sales.........................................       52,403    47,318              102,443     87,491
                                                          ---------  --------            ---------  ---------
Gross profit..........................................       41,242    39,689               80,077     69,945
Operating expenses....................................       24,456    20,802               66,034     53,550
Other operating expenses..............................        3,418       --                 4,936        --
                                                          ---------  --------            ---------  ---------
Operating income......................................       13,368    18,887                9,107     16,395
Interest expense......................................       (1,648)     (910)              (3,170)    (1,330)
Other income (expense), net...........................           35      (125)                 255       (150)
                                                          ---------  --------            ---------  ---------
Income before provision for income taxes..............       11,755    17,852                6,192     14,915
Provision for income taxes............................        4,526     7,085                2,385      5,920
                                                          ---------  --------            ---------  ---------
Net income............................................      $ 7,229   $10,767             $  3,807   $  8,995
                                                          =========  ========            =========  =========

Net income per share:
  Basic...............................................        $0.58     $0.96                $0.32      $0.80
  Diluted.............................................        $0.57     $0.92                $0.31      $0.77

Weighted average shares outstanding:
  Basic...............................................       12,481    11,262               11,996     11,260
  Diluted.............................................       12,752    11,708               12,263     11,667

     See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                                                      Nine Months Ended
                                                                                                        September 30,
                                                                                              --------------------------------
                                                                                                  1998                   1997
                                                                                              -----------          -----------
                                                                                                RESTATED
                                                                                              (See Note 7)
CASH FLOW FROM OPERATING ACTIVITIES:
NET INCOME............................................................................           $  3,807             $  8,995
Adjustments to reconcile net income to cash used in operating activities:
  Depreciation and amortization.......................................................              5,126                3,269
  Loss from the disposal of property and equipment....................................              1,167                   --
  Provision for doubtful accounts.....................................................                608                  207
  Tax benefit of exercise of stock options............................................              1,347                3,067
  Other...............................................................................                (31)                  12
 Changes in operating assets and liabilities (net of effects of acquisition):
  Accounts receivable.................................................................            (48,394)             (51,116)
  Inventories.........................................................................            (10,965)             (10,778)
  Income tax receivable...............................................................              2,361                   --
  Other assets........................................................................             (1,269)              (6,002)
  Accounts payable, accrued expenses and other liabilities............................              6,904               14,830
                                                                                              -----------          -----------
NET CASH USED IN OPERATING ACTIVITIES.................................................            (39,339)             (37,516)
                                                                                              -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired as a result of the purchase of La Sportiva USA..........................                235                   --
Investment in La Sportiva, S.r.l......................................................             (3,086)                  --
Purchases of property and equipment...................................................            (11,422)              (7,591)
Other.................................................................................                 43                   --
                                                                                              -----------          -----------
NET CASH USED IN INVESTING ACTIVITIES.................................................            (14,230)              (7,591)
                                                                                              -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt proceeds...............................................................                 --                6,706
Repayments of long-term debt..........................................................               (429)                (300)
Proceeds from revolver, net...........................................................             38,237               31,479
Payment of debt acquisition costs.....................................................             (1,525)                 (94)
Collection of note receivable.........................................................              6,549                   --
Proceeds from issuance of stock.......................................................              8,312                  474
                                                                                              -----------          -----------
NET CASH PROVIDED BY FINANCING ACTIVITIES.............................................             51,144               38,265
                                                                                              -----------          -----------
Effect of foreign currency fluctuations on cash.......................................                198                 (289)
                                                                                              -----------          -----------
DECREASE IN CASH AND CASH EQUIVALENTS.................................................             (2,227)              (7,131)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD........................................              4,511                8,315
                                                                                              -----------          -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD..............................................           $  2,284             $  1,184
                                                                                              ===========          ===========

                         Continued on following page.

                              THE NORTH FACE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 (In thousands)
                                  (unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                              --------------------------------
                                                                                                  1998                1997
                                                                                              -----------          -----------
                                                                                                RESTATED
                                                                                              (See Note 7)
NONCASH INVESTING ACTIVITY -- ISSUANCE OF COMMON STOCK FOR THE ACQUISITION OF LA
 SPORTIVA USA:
Purchase of working capital...........................................................            $  (798)               $  --
Purchase of property and equipment....................................................                (28)                  --
Assumption of other long-term assets..................................................                (34)                  --
Assumption of other long-term liabilities.............................................                702                   --
Excess purchase price over the fair value of net assets acquired......................             (3,835)                  --
Redeemable preferred stock............................................................                876                   --
                                                                                              -----------          -----------
TOTAL ISSUANCE OF COMMON STOCK FOR THE ACQUISITION OF LA SPORTIVA USA:................            $(3,117)               $  --
                                                                                              ===========          ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
  Noncash Financing Activities:
      Issuance of common stock for note receivable....................................            $ 6,549                $  --

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

     Reclassifications. Certain reclassifications have been made to the 1997 interim financial statements to conform to the 1998 presentation. Such reclassifications had no effect on net earnings.

NOTE 2.  RECENTLY ISSUED ACCOUNTING STANDARDS

     In the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as a change in equity from transactions and other events and circumstances from nonowner sources. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments. Total comprehensive income for the quarters ended September 30, 1998 and 1997 was $7,427,000 and $10,523,000, respectively and $4,005,000 and $8,706,000 for the nine months ended September 30, 1998 and 1997, respectively.

     In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999 and is not to be applied retroactively to financial statements for prior periods. Management is in the process of evaluating what impact, if any, SFAS No. 133 will have on the Company's financial statements.

NOTE 3.  OTHER OPERATING EXPENSES

     During the quarter ended September 30, 1998 the Company recorded expenses of $3,418,000, related to (i) relocating a portion of its corporate headquarters to Carbondale, Colorado; (ii) the realignment of its San Leandro, California facility; and (iii) establishing a Hong Kong operation to facilitate its sourcing in Asia. The Company expects to spend another $2.6 to $3.6 million in operating expenses related to these efforts primarily over the next 18 months. During the nine months ended September 30, 1998 the Company recorded a charge of $1,518,000, related to the closing of an out-dated manufacturing facility in Scotland, the integration of its Canadian subsidiary into a combined North American business operation, and the termination of its German sales agent.

NOTE 4.   INVESTMENTS IN LA SPORTIVA BUSINESSES

     On July 2, 1998, the Company acquired a 20% interest in La Sportiva S.r.l., a premier manufacturer and distributor of trekking, mountaineering, and climbing footwear located in Ziano di Fiemme, Italy for a purchase price of $2.5 million, and incurred direct costs of approximately $0.6 million, for a total purchase price of approximately $3.1 million. In August 1998, La Sportiva S.r.l. changed its name to La Sportiva S.p.A. The majority shareholders of La Sportiva S.p.A. have a "put option" which may require the Company to purchase, in a single transaction, an additional 31% interest in La Sportiva S.p.A. for 6.8 billion lira ($4.1 million at September 30, 1998). This put option may be exercised at any time during the period beginning on July 1, 2000 and ending on July 1, 2003. After the expiration of the "put option" and until December 31, 2004, the Company may exercise a "call option" which, if exercised, would require the majority shareholders of La Sportiva S.p.A. to sell an additional 31% interest to the Company for 6.8 billion lira ($4.1 million at September 30, 1998). The Company has accounted for its 20% interest in La Sportiva S.p.A. under the equity method. The purchase price of La Sportiva S.p.A. exceeded the Company's proportionate share of the net assets acquired by $2.4 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years.

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

     Pro forma financial information is not presented for the acquisition of La Sportiva USA as the effect of the acquisition was not material to the consolidated results of operations of the Company for the three and nine months ended 1998 and 1997.

NOTE 5.  STOCK OPTION REPRICING

     During the quarter ended September 30, 1998, options to purchase 1,803,650 shares of common stock were repriced from a weighted average exercise price of $19.65 to a weighted average exercise price of $9.625 which was equal to fair market value at the date of repricing. Options issued to certain of the Company's outside Directors and certain others were not included in the repricing.

NOTE 6.  NEW CREDIT FACILITY

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

NOTE 7. RESTATEMENT

     Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1998, the Company's management determined that certain barter transaction revenue had been improperly recognized, certain guarantees and severance costs primarily related to the move to Colorado had not been properly accrued and certain capitalized costs related to information systems and consulting costs had not been expensed. Certain property, abandoned in connection with the move to Colorado, should have been written off during the three months ended September 30, 1998, rather than the three months ended December 31, 1998. Additionally, the revenue associated with a certain wholesale distributor was reversed because sales accounting was not consistent with certain terms of that transaction which were designed to avoid distribution into inappropriate channels and preserve The North Face brand. The Company also determined that its investment in La Sportiva S.r.l. should have been recorded under the equity method of accounting. As a result, the accompanying Condensed Consolidated Financial Statements as of and for the three and nine months ended September 30, 1998, have been restated from amounts previously reported. The effects of the restatement have been reflected herein.

     In addition to the restatements reflected herein, the Company has also restated its previously issued Consolidated Financial Statements for the year ended December 31, 1997 and its previously issued Condensed Consolidated Financial Statements for the three and six months ended March 31, 1998 and June 30, 1998. See the Form 10-K/A and the Company's Quarterly Reports on Form 10-Q/A for the three and six months ended March 31, 1998 and June 30, 1998.

     A summary of the effects of the restatement as of September 30, 1998 and for the three and nine months then ended follows:

                                                        Three Months Ended                       Nine Months Ended
                                                           September 30,                            September 30,
                                                  -----------------------------            -----------------------------
                                                       1998            1998                     1998           1998
                                                  -------------   -------------            -------------   -------------
                                                    PREVIOUSLY                               PREVIOUSLY
                                                     REPORTED       RESTATED                  REPORTED       RESTATED
                                                         (In thousands,                            (In thousands,
                                                   except per share amounts)                  except per share amounts)
                                                          (unaudited)                                (unaudited)
Net sales...............................               $103,800         $93,645                 $194,162        $182,520
Cost of sales...........................                 57,425          52,403                  107,806         102,443
Operating expenses......................                 24,552          24,456                   65,264          66,034
Other operating expenses................                  2,215           3,418                    3,835           4,936
Interest expense........................                 (1,825)         (1,648)                  (3,347)         (3,170)
Other income (expense), net.............                     12              35                      232             255
Income before provision for income taxes                 17,795          11,755                   14,142           6,192
Provision for income taxes..............                  7,029           4,526                    5,586           2,385
Net income..............................                 10,766           7,229                    8,556           3,807
Net income per share:
 Basic..................................               $   0.86         $  0.58                 $   0.71        $   0.32
 Diluted................................               $   0.84         $  0.57                 $   0.70        $   0.31

                                                                           September 30,            September 30,
                                                                                1998                    1998
                                                                           ------------             ------------
                                                                            PREVIOUSLY
                                                                             REPORTED                 RESTATED
                                                                                       (In thousands)
                                                                                         (unaudited)
Total current assets........................................                    186,406                  175,361
Property and equipment, net.................................                     30,971                   23,443
Trademarks and intangibles, net.............................                     36,889                   34,397
Debt acquisition costs......................................                      1,495                    1,456
Other assets................................................                      4,674                    3,422
Total current liabilities...................................                    106,379                  101,826
Long-term debt and obligations under capital leases.........                     12,952                    5,562
Other long-term liabilities.................................                      7,925                    6,519
Minority interest...........................................                      1,653                      701
Additional paid-in capital..................................                    100,933                  101,050
Retained earnings...........................................                     29,776                   21,875
Accumulated other comprehensive income--
 cumulative translation adjustments.........................                        786                      515

NOTE 8.  SUBSEQUENT EVENTS

     In the Fourth Quarter 1998, the Company finalized licensing and royalty agreements to sell The North Face/(R)/ products in China and Nepal.

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

     In connection with the Transactions and following the Company's accounting related announcements which reported the restatement of the Company's 1997 Consolidated Financial Statements and 1998 interim Condensed Consolidated Financial Statements, several lawsuits have been filed against the Company. There can be no assurance that the Company will successfully defend these lawsuits. Regardless of whether the Transactions are consummated or of the outcome of these lawsuits, the Company will likely incur significant related expenses and costs that could have a material adverse effect on the Company's business and operations.

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


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Subsequent to the issuance of the Company's Condensed Consolidated Financial Statements for the three and nine months ended September 30, 1998, the Company's management determined that certain barter transaction revenue had been improperly recognized, the earnings process had not been completed on a sale to a wholesale customer, certain guarantees and severance costs primarily related to the move to Colorado had not been properly accrued, certain capitalized costs related to information systems and consulting costs had not been expensed, and certain property, abandoned in connection with the move to Colorado, should have been written off during the three months ended September 30, 1998 rather than the three months ended December 31, 1998. Additionally, the revenue associated with a certain wholesale distributor was reversed because sales accounting was not consistent with certain terms of that transaction which were designed to avoid distribution into inappropriate channels and preserve The North Face brand. It was also determined that the Company's investment in La Sportiva S.r.l. should have been recorded under the equity method of accounting. As a result, the accompanying Condensed Consolidated Financial

Statements as of and for the three and nine months ended September 30, 1998, have been restated from amounts previously reported. The effects of the restatement are presented in Note 7 of Notes to the Condensed Consolidated Financial Statements and have been reflected herein.

     In addition to the restatements reflected herein, the Company has also restated its previously issued Consolidated Financial Statements for the year ended December 31, 1997 and its previously issued Condensed Consolidated Financial Statements for the three and six months ended March 31, 1998 and June 30, 1998. See the Form 10-K/A and the Company's Quarterly Reports on Form 10-Q/A for the three and six months ended March 31, 1998 and June 30, 1998.

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

                                                                  Three Months Ended      Nine Months Ended
                                                                    September 30,           September 30,
                                                                 ---------------------   --------------------
                                                                    1998        1997        1998       1997
                                                                 ---------   ---------   ---------  ---------
Net sales.....................................................     100.0%      100.0%      100.0%     100.0%
Gross profit..................................................      44.0%       45.6%       43.9%      44.4%
Operating expenses............................................      26.1%       23.9%       36.2%      34.0%
Other operating expenses......................................       3.6%        0.0%        2.7%       0.0%
Operating income..............................................      14.3%       21.7%        5.0%      10.4%
Interest expense..............................................      (1.8)%      (1.0)%      (1.7)%     (0.8)%
Income before provision for income taxes......................      12.6%       20.5%        3.4%       9.5%
Provision for income taxes....................................      38.5%       39.7%       38.%5      39.7%
Net income....................................................       7.7%       12.4%        2.1%       5.7%

Three Months Ended September 30, 1998 Compared to Three Months Ended September
  30, 1997

Net Sales. Net sales increased by 7.6% to $93.6 million from $87.0 million for the three months ended September 30, 1998 (the "Third Quarter 1998") over the three months ended September 30, 1997 (the "Third Quarter 1997").

     Net sales to wholesale customers including international sales increased by 3.2% to $80.6 million from $78.1 million for the Third Quarter 1998 compared to the Third Quarter 1997. This increase was primarily a result of continued strong sales of existing products, offset by the reversal of a $9.3 million sale to a distributor as well as the timing of shipments of Fall preseason sales.

     Retail sales in the U.S. and Canada increased by 46.3% to $13.0 million from $8.9 million for the Third Quarter 1998 compared to the Third Quarter 1997. These increases are due primarily to three new outlet stores opening during the Third Quarter 1998. On a comparable store basis, retail sales increased by 20.6% (approximately 13% for retail stores and 35% for outlets). These increases are primarily the result of a successful sale held at the retail stores in August and at the outlets in September, a better merchandising mix of inventory at both the outlets and retail stores, and a more volume-oriented pricing strategy at the outlets.

Gross Profit. Gross profit as a percentage of net sales for the Third Quarter 1998 was 44.0% or $41.2 million, compared to 45.6% or $39.7 million for the Third Quarter 1997. The decrease in gross margin was primarily attributable to lower revenue and earnings from the Asian market as well as guarantees related to a certain barter transaction.

Operating Expenses. Operating expenses, which include selling, marketing, and general administrative expenses, excluding other operating expenses, increased by 17.6% to $24.5 million from $20.8 million for the Third Quarter 1998 compared to the Third Quarter 1997. The increase of $3.7 million is primarily due to increases in variable and fixed costs to support the growth of the Company's business. Operating expenses, excluding other operating expenses, as a percentage of net sales increased from 23.9% to 26.1%, reflecting the relatively low level of revenue growth.

Other Operating Expenses. During the Third Quarter 1998, the Company recorded relocation and other operating expenses of $3.4 million related to relocating a portion of its corporate headquarters to Carbondale, Colorado, the realignment of its San Leandro, California facility, and establishing a Hong Kong operation to facilitate its sourcing of products in Asia.

Interest Expense. Interest expense increased to $1.6 million from $.9 million for the Third Quarter 1998 compared to the Third Quarter 1997. This increase is primarily a result of the Company's higher average borrowings in 1998 versus 1997.

Provision for Income Taxes. Income taxes as a percentage of pretax income was approximately 38.5% for the Third Quarter 1998 compared to 39.5% for the Third
Quarter 1997.   This decrease in the effective tax rate reflects the application of tax credits for research and development activities as well as the mix of the Company's pretax earnings between domestic and international operations which are subject to different tax rates.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30,
  1997

Net Sales. Net sales increased by 15.9% to $182.5 million from $157.4 million for the nine months ended September 30, 1998 (the "First Nine Months 1998") compared to the nine months ended September 30, 1997 (the "First Nine Months 1997").

     Net sales to wholesale customers including international sales increased by 14.8% to $155.0 million from $135.0 million for the First Nine Months 1998 compared to the First Nine Months 1997. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from continued strong sales of existing products and increased sales through the Summit Shop program.

     Retail sales in the U.S. and Canada increased by 22.6% to $27.5 million from $22.4 million for the First Nine Months 1998 compared to First Nine Months 1997. This increase is due primarily to three new outlet stores opening during the Third Quarter 1998 and increases in comparative store sales. On a comparable store basis, retail sales increased by 9.5% (approximately 5.7% for retail stores and 16.3% for outlets). This increase is due to a successful sale held at the retail stores in August, 1998 and at the outlets in May and September, 1998, a better merchandising mix of inventory at both the outlets and retail stores, and a more volume-oriented pricing strategy at the outlets.

Gross Profit. Gross profit as a percentage of net sales for the First Nine Months 1998 was 43.9% or $80.1 million compared to 44.4% or $69.9 million for the First Nine Months 1997. The decline in gross margin is primarily due to lower revenue and earnings from the Asian market as well as certain guarantees related to barter transactions.

Operating Expenses. Operating expenses, which include selling, marketing, and general and administrative expenses, excluding other operating expenses, increased by 23.3% to $66.0 million from $53.6 million for the First Nine Months 1998 compared to the First Nine Months 1997. The increase is primarily due to increases in variable and fixed costs to support the growth of the Company's business.

Other Operating Expenses. During the First Nine Months 1998, the Company recorded expenses of $3.4 million related to relocating a portion of its corporate headquarters to Carbondale, Colorado, the realignment of its San Leandro, California facility and establishing a Hong Kong operation to facilitate its sourcing of products in Asia. In addition, during the First Nine Months 1998, the Company recorded a charge of $1.5 million related to the closing of an out-dated manufacturing facility in Scotland, the integration of its Canadian subsidiary into a combined North American business operation, and the termination of its German sales agent.

Interest Expense. Interest expense increased to $3.2 million from $1.3 million for the First Nine Months 1998 compared to the First Nine Months 1997. This increase is primarily a result of the Company using the proceeds from its two public offerings in 1996 to repay debt, which allowed the Company to maintain a lower average level of debt in early 1997. In 1998, the Company carried higher levels of debt to accommodate growth in net working capital.

Provision for Income Taxes. Income taxes as a percent of pretax income was approximately 38.5% for the First Nine Months 1998 compared to 39.5% for the First Nine Months 1997. This decrease in the effective tax rate reflects the application of tax credits for research and development activities as well as the mix of the Company's pretax earnings amongst domestic and international operations which are subject to different tax rates.

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

     During the nine months ended September 30, 1998, the primary uses of cash were to purchase merchandise inventories, finance growth of the Company's accounts receivable, upgrade the Company's data processing systems, expand the U.S. corporate headquarters, and finance openings of summit shops and new outlet stores.

     In May 1998, the Company received $14.0 million resulting from the sale and issuance of 665,060 shares of the Company's Common Stock to the Company's President and Chief Executive Officer.

     The Company's capital expenditures in 1998 were approximately $17.2 million. This amount was used for investment in Summit Shops, the upgrade of management information systems, the expansion of the Company's administration and distribution facilities, the establishment of operating facilities in Colorado and manufacturing facilities in Hong Kong, the expansion of its European sales and marketing operations, the remodeling of existing retail stores, and the opening of new outlet stores.

     The Company anticipates that cash available under the Company's credit facilities will be sufficient to satisfy its cash requirements for at least the next 12 months.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

10.1/(1)/  Loan Agreement dated as of September 2, 1998 (the "Loan Agreement")
           between The North Face, Inc., The North Face (Europe) Limited and The North Face, Hong Kong, Limited as Borrowers, The Industrial Bank of Japan, Limited, New York Branch and IBJ Schroder Business Credit Corporation as Arrangers, The Industrial Bank of Japan, Limited, New York Branch as Syndication Agent, Documentation Agent and as a Lender, IBJ Schroder Business Credit Corporation as Administrative Agent, Collateral Agent and as a Lender, and Certain Financial Institutions.

10.2/(1)/  Amendment agreement, dated as of September 11, 1998 to the Loan
           Agreement.

27.1       Financial Data Schedule


/(1)/ Incorporated by reference to Company's report on Form 10-Q for the period ending September 30, 1998, filed with the Securities and Exchange Commission on November 13, 1998.

(b)     Reports on Form 8-K

        Form 8-K, dated June 30, 1998, was filed on July 7, 1998 disclosing recent acquisitions, the plan to relocate a portion of the Company's executive offices and realign other operations of the Company, the plan to establish a facility in Hong Kong to manage the Company's relationship with certain third party manufacturers, and the adoption of a Stockholder Rights Plan. Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        Form 8-K/A, dated July 20, 1998, was filed on July 21, 1998 amending the Form 8-K of the Company filed on July 7, 1998 by including a Form of Letter to Stockholders with respect to the adoption of the Stockholders' Rights Plan in the Exhibits thereto.

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

INDEX OF EXHIBITS

10.1/(1)/  Loan Agreement dated as of September 2, 1998 (the "Loan Agreement")
           between The North Face, Inc., The North Face (Europe) Limited and The North Face, Hong Kong, Limited as Borrowers, The Industrial Bank of Japan, Limited, New York Branch and IBJ Schroder Business Credit Corporation as Arrangers, The Industrial Bank of Japan, Limited, New York Branch as Syndication Agent, Documentation Agent and as a Lender, IBJ Schroder Business Credit Corporation as Administrative Agent, Collateral Agent and as a Lender, and Certain Financial Institutions.

10.2/(1)/  Amendment agreement, dated as of September 11, 1998 to the Loan
           Agreement.

27.1       Financial Data Schedule


/(1)/ Incorporated by reference to Company's report on Form 10-Q for the period ending September 30, 1998, filed with the Securities and Exchange Commission on November 13, 1998.