Form 10-K
period 1998-12-31
NORTH FACE INC
filed 1999-05-07
CIK 1013749

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                ----------------
                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
       ACT OF 1934 FOR
       For the fiscal year ended December 31, 1998
                                       OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [_] No [X]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 31, 1999, the aggregate market value of the registrant's voting stock held by non-affiliates was $149,472,100.

     As of March 31, 1999, the number of shares of the registrant's Common Stock outstanding was 12,724,587.

                                     PART I

ITEM 1.  BUSINESS.

GENERAL

     This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, including without limitation statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results, events, or performance could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in "Factors that may Affect the Company's Business," and elsewhere herein.

     The North Face, Inc., a Delaware corporation was founded in 1965 by outdoor enthusiasts as a retailer of high performance climbing and backpacking equipment. The North Face, Inc., together with its consolidated subsidiaries ("The North Face" or the "Company"), designs and distributes technically sophisticated outerwear, snowsports gear, functional sportswear, tents, sleeping bags, backpacks, daypacks, accessories and rugged footwear under The North Face(R) name. Through its subsidiary La Sportiva USA, and its affiliate La Sportiva S.p.A., the Company designs, manufactures and distributes rock climbing shoes, mountaineering boots and other rugged footwear under the La Sportiva(R) name. The Company believes that The North Face(R) is the world's premier brand of high-performance outdoor apparel and equipment.

INDUSTRY OVERVIEW

     Technical outdoor apparel and equipment historically have been used primarily by professional climbers and serious outdoor enthusiasts. In recent years, these products have become increasingly popular among a broader group of consumers. The Company believes that this growth has been the result primarily of: (i) an increase in outdoor recreational activities and adventure travel by the general population; (ii) a shift in consumer preferences leading to a growing demand for highly functional products at the expense of fashion-oriented products; (iii) a growing acceptance of outdoor apparel as casual wear; and (iv) an increase in the technical sophistication of products in this field.

     The trend towards more active outdoor lifestyles is demonstrated by increased participation in a variety of outdoor activities such as camping, hiking and backpacking. According to The Outdoor Recreation Coalition of America, from 1993 to 1994 the number of people who participated in rock climbing increased 32%, while participation in mountain biking increased 20% and backpacking increased 11%. A 1997 survey by the Travel Industry Association of America indicated that one-half of U.S. adults, or 74 million people, have taken an adventure travel trip in the past five years. Of these, 31 million engaged in "hard" adventure activities like whitewater rafting, scuba diving and mountain climbing. In addition, outdoor or rugged apparel has been increasingly worn as casual clothing even by individuals who do not participate in outdoor activities or require the functionality of a high-performance product. Casual wear in general also has become increasingly popular, particularly in the workplace as evidenced by the dramatic increase in "casual days" and the increased prevalence of "brown shoes."

     The Company believes that consumers recently have demonstrated an increasing preference for functional, performance-oriented products. Purchase decisions often are driven as much by a desire to create a particular perception of themselves as healthy and active as by an actual need for these products. An example of this trend is the growing popularity of sport utility vehicles, which have become one of the fastest growing segments of the automotive industry despite the fact that most owners of such vehicles never venture off paved streets. Additionally, over the last decade, there have been significant technological advances in materials and designs that have increased product functionality and performance. The number of products and product segments in the industry has increased dramatically as marketers have developed and introduced specific products designed to suit a greater variety of individual activities and conditions.

COMPANY OVERVIEW

     The Company is a leading designer, distributor and marketer of technically sophisticated outdoor apparel and equipment under The North Face brand name. Over the past 34 years, the Company has built a strong and widely recognized reputation for high-quality, innovative and technically sophisticated products, which management believes has established The North Face as the world's premier brand of outdoor apparel and equipment. The Company has achieved an increase of 103% in revenues from $121.5 million in 1995 to $247.1 million in 1998, an increase of 103% in gross margin from $55.1 million to $112.0 million, and an increase of 39% in EBITDA from $13.2 million to $18.3 million during the same time period.

     EBITDA represents earnings before interest expense, income tax expense, depreciation and amortization. EBITDA is a widely accepted financial indicator of a Company's ability to service or incur debt. EBITDA is not a measurement of operating performance calculated in accordance with U.S. generally accepted accounting principals. EBITDA may not be indicative of the Company's historical operating results, nor be predictive of potential future results. While EBITDA is frequently used as a measure of operations and the ability to meet debt service requirements, it is not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the method of calculation. In addition, as defined in this note, it is not a presentation accepted by the Securities and Exchange Commission. Accordingly, any presentation of EBITDA or any information concerning EBITDA which may be included in a future document filed with the Securities and Exchange Commission, may be substantially different than the presentation included herein.

     The Company offers a broad range of high-performance, technically sophisticated outdoor apparel and equipment, including outerwear, functional sportswear ("Tekware(R)"), snowsports gear, rugged footwear, tents, sleeping bags, backpacks and other products designed for outdoor activities. As a result of the more than 30 years of experience gained as a provider of outdoor apparel and equipment to many of the world's most challenging high altitude and polar expeditions, management believes that The North Face(R) brand has achieved the highest level of authenticity in the outdoor apparel and equipment industry.
The Company's goal is to offer the most technically advanced products in its field and to establish the industry standard in each of its product categories. The Company designs many of its products for extreme applications such as high altitude mountaineering, rock and ice climbing, and back-country skiing and snowboarding. While management believes that only a small fraction of consumers who buy the Company's products purchase them exclusively for participation in such activities, the ability of its products to achieve high levels of performance under extreme conditions reinforces The North Face brand identity.

RESTATEMENT

     The Company's management has determined that its previously issued Consolidated Financial Statements for the year ended December 31, 1997 and its previously issued Condensed Consolidated Financial Statements for the three, six and nine months ended March 31, 1998, June 30, 1998 and September 30, 1998 required restatement. See the Company's Annual Report on Form 10-K/A for the year ended December 31, 1997 and its Quarterly Reports on Form 10-Q/A for the three, six and nine months ended March 31, 1998, June 30, 1998 and September 30, 1998.

TENDER OFFER

     On February 27, 1999, the Company entered into a Transaction Agreement (the "Transaction Agreement") with TNF Acquisition LLC ("TNF"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provides for a tender offer for all of the Company's outstanding stock (other than shares held by James G. Fifield, President and Chief Executive Officer) at $17 cash per share and the acquisition of control of the Company by LGP and Mr. Fifield. On March 5, 1999, the Company withdrew its tender offer. The Transaction Agreement remains in full force and effect although, as of the date hereof, LGP has informed the Company that they are reevaluating the transactions contemplated by the Transaction Agreement. There can be no assurance that the transactions contemplated by the Transaction Agreement (the "Transactions") will be consummated at all or on terms favorable to the Company's shareholders. If the Transaction Agreement is terminated, the Company could be required under certain circumstances to pay TNF $7 million plus up to $5.5 million of TNF's expenses associated with the Transactions.

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

INVESTMENTS IN LA SPORTIVA BUSINESS

     On July 2, 1998, the Company acquired a 20% interest in La Sportiva S.r.l., a premier manufacturer and distributor of trekking, mountaineering, and climbing footwear located in Ziano di Fiemme, Italy for a purchase price of $2.5 million, and incurred direct costs of approximately $0.6 million, for a total purchase price of approximately $3.1 million. In August 1998, La Sportiva S.r.l. changed its name to La Sportiva S.p.A. The majority shareholders of La Sportiva S.p.A. have a "put option" which may require the Company to purchase, in a single transaction, an additional 31% interest in La Sportiva S.p.A. for 6.8 billion lira ($4.1 million at December 31, 1998). This put option may be exercised at any time during the period beginning on July 1, 2000 and ending on July

1, 2003. After the expiration of the "put option" and until December 31, 2004, the Company may exercise a "call option" which, if exercised, would require the majority shareholders of La Sportiva S.p.A. to sell an additional 31% interest to the Company for 6.8 billion lira ($4.1 million at December 31, 1998). The Company has accounted for its 20% interest in La Sportiva S.p.A. under the equity method. The purchase price of La Sportiva S.p.A. exceeded the Company's proportionate share of the net assets acquired by $2.4 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years.

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

PRODUCTS

     The Company offers a broad range of outerwear, equipment, Tekware(R), Ascentials (accessories), snowsports gear, rugged footwear and other products designed for outdoor activities such as, mountaineering, climbing, backpacking, skiing, snowboarding, hiking, trekking and adventure travel. The Company designs its products to function as "equipment for the body," and its goal is to offer the most technically advanced products in its field and to establish the industry standard in each of its product categories. The Company designs many of its products for extreme applications such as high altitude mountaineering, rock and ice climbing, and back-country skiing and snowboarding. While management believes that only a small fraction of consumers who buy the Company's products participate in such activities, the ability of its products to achieve high levels of performance under extreme conditions reinforces The North Face brand identity. The Company also strives to offer products at more moderate price-points that appeal to a broader consumer base, are higher in quality than competitive products and that incorporate many of the features,
materials and technologies used in its most technically advanced designs.    As
a result of the more than 30 years of experience gained as a provider of outdoor apparel and equipment to many of the world's most challenging high altitude and polar expeditions, Management believes that The North Face(R) has achieved the highest level of authenticity in the outdoor apparel and equipment industry. Management believes that its dedication to producing high-quality, innovative and technically sophisticated products is exemplified by its marketing statement, "For over thirty years, individuals whose lives depend on the performance of their gear consistently choose The North Face," which differentiates The North Face from any other company in the outdoor apparel and equipment industry.

     The North Face(R) products are original designs and most carry a lifetime warranty for the original owner against defects in materials and workmanship.
In 1996, sales of outerwear, equipment, Tekware, snowsports gear, and other products including the launch of Ascentials, represented approximately 52%, 25%, 7%, 12%, and 4%, of net sales, respectively. In 1997, sales of outerwear, equipment, Tekware, snowsports gear, Ascentials and other products represented approximately 48%, 20%, 12%, 9%, 6%, and 5%, of net sales, respectively. In 1998, sales of outerwear, equipment, Tekware, Ascentials, snowsports gear, and other products represented approximately 50%, 15%, 13%, 9%, 8%, and 5%, of net sales, respectively. As of the spring season of 1999, the Company began to offer rugged footwear under The North Face brand.

OUTERWEAR

     The Company's outerwear products are organized into two categories, Expedition System Outerwear and Technical Outerwear. The Company's outerwear is designed to provide protection from various combinations of cold, wet and windy conditions and to accommodate the range of motion required for the most extreme outdoor activities. In addition, many of the Company's outerwear products are designed to adapt to varying conditions and situations, taking into account the unpredictability of the weather and the fact that some outdoor activities alternate between periods of extreme exertion and total rest, requiring a proper balance between ventilation and insulation. Each year, the Company enhances its outerwear lines by adding new products and design innovations. For example, in 1999 the Company added WL Gore Paclite(R), a two-ply waterproof fabric that is 15% lighter than the product it replaced, and Malden Aircore(R) fleece, a warmer, reduced-weight fleece material, to its range of technologically superior products. In addition, in 1999 the Company introduced an advanced "core venting" air circulation and ventilation system to its range of technologically superior design features. In a May 1998 BACKPACKER Magazine survey, The North Face(R) was ranked as a leading brand in the outerwear category by 64% of the respondents, significantly more than any other brand.

EXPEDITION SYSTEM OUTERWEAR

     Expedition System Outerwear(R) is an advanced, integrated cold-weather clothing system in which several pieces, including full-body suits, pants, jackets, vests, anoraks and accessories, work together in layers to provide warmth, protection and safety for the wearer. This category utilizes lightweight, advanced fabric technologies and designs developed in conjunction with the Company's suppliers and elite athletes sponsored or employed by the Company. The Expedition System Outerwear(R) category represents the most technically advanced outerwear produced by The North Face.

TECHNICAL OUTERWEAR

     The Company's Technical Outerwear category is comprised of the Mountaineering Collection, the Trekking Collection, the High Aerobic Output Series and the High Performance Fleece Series.

     The Mountaineering Collection is a series of high performance, technically advanced Gore-Tex(R) jackets and pants that are designed to provide protection from very wet and windy conditions. Many of the products in the Mountaineering Collection are designed to work together with the Company's other outerwear products to provide adaptable protection from the elements. The Mountaineering Collection is designed for serious outdoor enthusiasts.

     The Trekking Collection is a series of parka's, jackets and pants which represent a new generation of weatherproof shells, designed as a moderately priced alternative to the Company's Gore-Tex(R) shells. This collection features products that utilize Hydroseal(R), The North Face's proprietary waterproof/breathable laminated fabric. This collection of seam sealed shells extends the reach of the Company's outerwear products to a broader group of consumers.

     The High Aerobic Output Series consists of jackets and pants designed to provide protection in conditions of wind and light rain. These products feature The North Face's proprietary Hydrenaline(R) fabric, and are designed for a wide range of aerobic activities including running, mountain biking and hiking.

     The High Performance Fleece Series consists of jackets, vests, sweatshirts and pants made from advanced Polartec(R) polyester knitted fabrics. Included among these products are the Company's best selling, 300 weight Denali Jacket and its innovative bi-component UltraWick(R) garments.

EQUIPMENT

     The Company offers three lines of technical outdoor equipment: tents, sleeping bags and backpacks (including daypacks). Equipment is integral to The North Face brand identity and helps define the Company's position in the marketplace. Equipment is critical to The North Face(R) image and reputation and plays an extremely important role in the Company's research, development, field-testing and marketing activities.

     Tents.   The Company offers an extensive line of tents, which are designed to suit a wide variety of weather conditions and applications. The Company offers a number of expedition-quality tents, including models such as the VE-25, long renowned as the world's finest base camp tent, and the Mountain Tent, rated by CLIMBING MAGAZINE in 1995 as the best two-person expedition tent. In January 1998, BACKPACKER Magazine awarded the Company one of its Silver Service Awards, which pay tribute to innovations, people, and organizations that have had a significant, positive impact on the state of backpacking during the past 25 years, citing the Company's Oval Intention tent, the "geodesic dome tent" that revolutionized tent design. The crossed pole structure pioneered in the Oval Intention makes shelters self-standing and more wind resistant. Additionally, BACKPACKER Magazine awarded the Company a 1998 Editor's Choice Award for its Soloist Bivy, a bivy bag with crisscrossing poles to provide tent-like shelter for the soloist outdoor athlete. In addition, in a May 1998 BACKPACKER Magazine consumer survey, The North Face(R) was ranked as a leading brand in the tent category by 65% of the respondents surveyed, more than any other brand. The Company's best selling tents are its three season and recreational tents that also offer a number of advanced features and are used by a wide range of consumers for backpacking and camping.

     Sleeping Bags.   The Company offers a wide variety of sleeping bags for
mountaineering and backpacking that feature different shell fabrics and linings, providing varying degrees of insulation. The Company offers sleeping bags with both goose down and synthetic insulation, which are designed to provide comfort in temperatures ranging from -35F to +40F as well as in differing climatic conditions. Many of the Company's sleeping bags feature proprietary designs and materials. For example, in the fall season of 1996, the Company introduced synthetic sleeping bags filled with Polarguard 3D, a high-performance product developed by Hoechst Corporation ("Hoechst") which provides superior wet weather protection and comfort. In a May 1998 BACKPACKER Magazine consumer survey, The North Face(R) was ranked as a leading brand in the sleeping bag category by 70% of the respondents surveyed, more than any other brand.

     Backpacks.   The Company offers a line of backpacks grouped into three
categories: (i) large volume, internal-frame packs for extended backcountry trips; (ii) "tech packs" for specific sport activities; and (iii) day packs.
The large-volume, internal-frame pack category consists of three different lines based on differing load-carrying efficiencies. These packs are made in a range of torso lengths and in sizes to fit both men and women. The "tech pack" line consists of a number of models of sport-specific packs designed with the participation of the Company's teams of climbers, explorers and extreme skiers for specific activities, such as high altitude climbing, ice climbing, rock climbing, and backcountry skiing and snowboarding. The Company's daypack line is comprised of a series of high quality, small-volume packs that offer a number of advanced features over a wide range of price points.

TEKWARE

     In 1996, the Company entered the broader casual sportswear market with its introduction of TekwareTM, a line of high-performance functional sportswear made from a new generation of synthetic fabrics and developed in collaboration with E.I. DuPont de Nemours & Co. ("DuPont") and other companies. Tekware is offered in three lines: (i) Bouldering/Climbing; (ii) Trail Running/Performance; and
(iii) Trekking/Adventure Travel. Each line offers styles for men and women and features a collection of pants, shorts, shirts, pullovers, fleece garments, wind jackets, vests, tank tops and tights. The synthetic fabrics from which the Company's Tekware products are made offer significant advantages such as rapid drying and resistance to shrinking, tearing, fading, staining, mildewing and wrinkling.

     Tekware is designed for serious outdoor pursuits but is also functional for everyday use. Management believes that, as demand for Tekware increases and more Summit Shops are opened, the Company will increasingly be shipping Tekware on a year-round basis, thereby providing a complement to the Company's other product offerings.

ASCENTIALS

     Ascentials is comprised of the Company's line of technical apparel and equipment accessories, including a range of lumbar packs, cargo bags, T-shirts, high-performance thermal underwear, hats and gloves/mittens, which have been tested extensively in extreme conditions by the Company's team of elite athletes. In 1998 the Company introduced ballistics luggage and other accessories targeted at a wide audience of hikers, students and travelers.

SNOWSPORTS GEAR - SKIWEAR AND SNOWBOARDWEAR

     The Company's snowsports gear is designed for backcountry skiing and snowboarding. The North Face(R) snowsports gear products include parkas, jackets, anoraks, ski pants, ski suits, gloves and other accessories. The Company's various snowsports gear collections include Steep Tech(R), Men's Extreme(R) Gear, Women's Extreme(R) Gear, Men's Extreme(R) Light, Women's Extreme(R) Light, E.G.- Tech, Roam and Chaos. These products offer technically advanced features for weather and water protection, freedom of movement and appropriate ventilation. Other features include the use of tough, abrasion-resistant fabrics, like Kevlar, that are strategically overlaid or inset for added protection in areas of excessive wear and tear, such as the shoulders and elbows. While the design of these products is primarily geared toward extreme users, they have become increasingly popular among recreational and more casual users.

RUGGED FOOTWEAR

     The Company entered into the rugged footwear market in Spring 1999 with The North Face branded products in two key categories: Trail Running and Trekking. The Trekking category is the largest category of the rugged footwear business, while the Trail Running category is the fastest growing segment. In addition, in 1998, the

Company purchased a minority interest in La Sportiva S.p.A. and acquired La Sportiva USA, the U.S. distributor for the La Sportiva brand (see discussion of these acquisitions at Note 3 to Consolidated Financial Statements). The La Sportiva brand is dominant in rock climbing shoes and mountaineering boots - both highly technical product categories targeted to the extreme user. The La Sportiva products add the extreme technical edge to round out The North Face footwear line in a manner consistent with the Company's approach in apparel and equipment.

RESEARCH, DESIGN AND DEVELOPMENT

     The Company's goal is to offer the most technically advanced products in its industry and to establish the industry standard for quality and performance in each of the Company's product categories. To remain on the leading edge of product design and materials technology, the Company evaluates trends, monitors the needs and desires of consumers and works internally and with its suppliers to develop new materials and products and to enhance product designs.

     The Company regularly reviews its product lines and actively seeks input from a variety of sources, including elite athletes, retailers, consumers and suppliers. At the forefront of the product development effort is a 41-member product development team, which includes experts in textiles and design engineering. The product development team works primarily with staff designers and also with outside contract designers. The Company's teams of climbers, explorers and extreme skiers are important participants in the Company's research, design and development effort.

     The product development cycle for a new products, from initial design to product introduction, is generally 12 to 18 months. New designs are tested by the Company's teams of climbers, explorers and extreme skiers and by in-house and independent laboratories, as well as by other Company personnel. The North Face maintains an in-house materials testing laboratory to perform a variety of tests, including water resistance, air permeability, tear strength and abrasion resistance.

     Many of the Company's products are designed with materials that are integral to their performance. Most of these materials are developed in collaboration with the Company's major suppliers, such as W. L. Gore & Associates, DuPont, Hoechst, Malden Mills, Burlington Industries and Mitsui Textiles. The Company works closely with these and other suppliers to develop high-performance materials that result in lighter, stronger and more efficient products. With each innovative material, the Company generally seeks proprietary use or an exclusivity period, usually one to two years. These suppliers provide much of the funding for research and development of materials used by the Company. In addition, they frequently contribute to the costs of promoting products incorporating their material.

MARKETING AND PROMOTION

     The Company's goal is to increase brand awareness by projecting a high-quality, technically sophisticated and authentic image that appeals to professionals and serious outdoor enthusiasts as well as to a broader segment of consumers. The Company conveys such an image by featuring world-class climbers, explorers, skiers and snowboarders using the Company's products on high altitude, polar or backcountry expeditions. The Company's marketing materials utilize language and images that, while directed to the extreme athlete, appeal to a broader segment of consumers.

     The Company believes that it has obtained a high level of brand awareness and loyalty from the extreme users of its products. In order to bolster brand loyalty and to further enhance its authentic image, the Company is increasing its support of selected outdoor sporting events, high altitude and polar expeditions and the teams of climbers, explorers and skiers it sponsors. The North Face(R) has been a supplier of outerwear and equipment to many of the world's most challenging expeditions for over 30 years. A small sampling of these expeditions includes the 1969 Arctic Institute of North America Altitude Expedition; the 1978 American Woman's Himalayan Expedition; the 1987 International K-2 Expedition; the 1989 Trans-Antarctica Expedition; the 1992 American Gasherbrum IV Expedition; the 1994 Sagmartha Environmental Expedition; the 1995 Ak-Su Kyrgyzstan Expeditions; the 1996 Shipton Spire Expeditions; the 1997 Women's Morocco Expedition; the 1997 Queen Maud Land Expedition; the 1998 Mt. McKinley Women's Expedition for Survivors of Breast Cancer; and the 1998 Baffin Island Expedition.

     Recognizing that the product choices of professional athletes influence consumer preferences, the Company employs or sponsors several world-class professional climbers, including Conrad Anker, Kitty Calhoun, Greg Child,

Lynn Hill, Alex Lowe, Pete Athans, Peter Croft, Yuji Hirayama, Nancy Feagin, Jay Smith, Katie Brown and Thomas Huber; extreme skiers Scot Schmidt, Rick Armstrong, Rob and Eric DesLauriers, Kasha Rigby and Jeremy Nobis; and backcountry snowboarders Stephen Koch, John Griber, Jim Zellers, Jay Nelson and Megan Pishke. These athletes are integral to the Company's product research, design and testing. In addition, they participate in promotional activities on behalf of the Company, including product demonstrations and appearances at exhibitions, tradeshows, retailer clinics and promotional events, and appear in photographs to promote the Company in catalogs, advertisements, posters and videos. The Company also has relationships with the Professional Ski Instructors of America, the National Ski Patrol, and the American Association of Snow Board Instructors, pursuant to which each of these organizations endorses the Company's snowsports gear.

     The Company's advertising campaign is targeted to certain outdoor and ski publications, including OUTSIDE MAGAZINE, CLIMBING MAGAZINE, BACKPACKER MAGAZINE and POWDER MAGAZINE. This campaign was expanded in 1998 to include more broad-based consumer magazines such as MEN'S HEALTH, MEN'S JOURNAL and CONDE NAST SPORTS FOR WOMEN. Through partnerships with outdoor filmmakers and magazines like OUTSIDE and NATIONAL GEOGRAPHIC, the Company continues to see an increase in non-paid media coverage. For the second year in a row, a North Face expedition and North Face(R) products were featured prominently in NATIONAL GEOGRAPHIC MAGAZINE. The Company's advertising campaign is designed to reinforce The North Face's position with serious outdoor enthusiasts while appealing to a broader segment of consumers. In addition to the Company's advertising campaign, the Company provides a wide assortment of point-of-purchase advertising support to retailers, including catalogs, descriptive product hangtags and visual aids, many of which are integrated into the Company's Summit Shops (described below).

SALES AND DISTRIBUTION

     The Company currently sells its products primarily to a select group of specialty outdoor, premium-sporting goods and major outdoor specialty retail customers such as Recreational Equipment, Inc. ("REI") and Eastern Mountain Sports, Inc. To preserve the integrity of The North Face(R) brand identity, the Company has historically limited its distribution to retailers that market products that are consistent with the Company's quality standards and that provide a high level of customer service and technical expertise.

Retail Customer Operations

     The Company sells its products to approximately 1,521 wholesale customers in the United States, representing an estimated 2,108 storefronts. In Europe, the Company sells to approximately 1,197 wholesale customers, representing an estimated 1,482 storefronts, and in Canada, the Company sells its products to approximately 235 wholesale customers, representing an estimated 326 storefronts.

     The Company's products are sold to retail customers in the United States by employee sales representatives, and in Canada and Europe by both employee and independent sales representatives. Sales representatives conduct in-store clinics to educate sales personnel on the technical qualities and uses of the Company's products, provide customer support, review each retail account on a periodic basis and assist the Company in forecasting levels of product needs. Independent sales representatives in Canada and Europe are paid on a commission basis.

     The Company maintains a specialty retailer and customer service department to handle orders and consumer inquiries as well as a warranty department to handle the repair or replacement of defective or damaged merchandise. Most of the Company's products are covered by a lifetime warranty, with the exception of footwear and those products sold through the Company's outlet stores.

Summit Shops

     In 1996, the Company introduced Summit Shops, which are year-round concept shops dedicated to The North Face(R) products and which are located within certain of its retail customers' stores. Summit Shops are intended to increase sales at retailers carrying the Company's products by offering an attractively designed, professionally merchandised, dedicated selling space featuring a wide range of The North Face(R) products. The objectives of the Summit Shops are to:
(i) provide year-round floor space within the Company's retail customers' stores that is dedicated to The North Face(R) products; (ii) increase the Company's control over the merchandising and appearance of the Company's products at the retail level; (iii) create an increased awareness of the Company's products among consumers; (iv) modernize the specialty retailers' approach to merchandising The North Face(R) products; (v) provide the ability to closely monitor retail sales at retailers; and (vi) maintain a consistent product assortment and marketing presentation at the retail level. The Company has designed the appearance of each Summit Shop, including its fixtures, merchandise displays, descriptive placards and graphic images, to increase consumer awareness of The North Face(R) brand identity. The Company provides merchandising support for the Summit Shops, while the retailer provides the customer service, sales personnel and floor space. The Company also provides sales and product training for the retailers' personnel who work in the Summit Shops.

     At the end of 1997, there were a total of 202 Summit Shops. At the end of 1998, there were a total of 394 Summit Shops. These shops ranged in size from 140 to 2500 square feet and averaged approximately 425 square feet.

Company Operated Retail Stores

     The Company's nine retail stores are an important component of its marketing and product development strategies and provide a targeted environment in which to merchandise and sell The North Face(R) product lines. Located primarily in high-end retail shopping districts and regional shopping malls, these stores carry a broad range of The North Face(R) products and a small offering of complementary products from other manufacturers. The Company believes that as a result of its ability to control the visual presentation and product assortment in its retail stores, these stores help build brand awareness and introduce consumers to a broad range of The North Face(R) products. These stores also provide a means for the Company to test the appeal of new products and merchandising techniques. By working closely with store personnel, many of who are outdoor enthusiasts, the Company also obtains customer feedback that influences product design and development.

The following table shows the approximate retail selling space at each of the Company's nine retail stores:

                                   APPROXIMATE SELLING
LOCATION                             SQUARE FOOTAGE            YEAR OPENED
--------                           -------------------         -----------
Denver, Colorado                         8,500                   1973
Boulder, Colorado                        3,400                   1982
Seattle, Washington                      4,600                   1985
Oakbrook, Illinois                       3,000                   1991
San Francisco, California                8,100                   1991
Schaumberg, Illinois                     3,400                   1991
Costa Mesa, California                   5,500                   1993
Palo Alto, California                    7,800                   1994
Chicago, Illinois                       12,000                   1995

     Although the Company considers its retail stores to be an important aspect of its brand name strategy, the Company currently has no plans to open additional retail stores.

Outlet Stores

     The Company operates nine outlet stores, located in Berkeley, San Francisco and Carlsbad, California; Freeport, Maine; Woodbury, New York; Bend, Oregon; Birch Run, Port Glasgow, Scotland and Quebec, Canada. In 1999, the Company plans to open two temporary and two permanent outlets. Outlet stores serve as an effective means to liquidate discontinued and excess wholesale merchandise.

Distribution

     The Company currently distributes its products in the United States from its facility in Vacaville, California. The Company has announced its intention to outsource its U.S. distribution with a third-party effective approximately July 1999. In May 1998, the Company outsourced its Canadian warehousing and shipping functions to a third-party distribution company with a warehouse in Toronto, Ontario. In Europe the Company operates a distribution and administrative facility in Port Glasgow, Scotland. All of the Company's products are shipped by third-party carriers.

INTERNATIONAL OPERATIONS

     International sales accounted for approximately 25%, 26% and 24% of the Company's net sales in 1998, 1997 and 1996 respectively. The Company recently changed its philosophy and now utilizes an integrated worldwide approach to product development, sourcing and marketing in order to reduce costs, achieve consistent Company-wide quality standards and create a unified global brand. By offering substantially the same product lines and promoting the same image in catalogs, advertising and point of purchase materials, the Company has positioned The North Face(R) brand in Europe to be consistent with the brand image in the United States and Canada.

Europe

     The Company has operated in Europe for more than 15 years and believes that it is recognized as a leader in the design, marketing and distribution of technically sophisticated outdoor apparel and equipment. The Company's European operations are headquartered in Port Glasgow, Scotland and the Company maintains a Sales and Marketing office in Volpago del Montello, Italy. Its primary markets are the United Kingdom, Germany, Italy, France, Spain, Sweden, Denmark and The Netherlands. In May 1998, the Company closed its manufacturing operation in its Scotland facility and converted the space to warehousing and distribution facilities to support its European markets.

Canada

     The Company's Canadian operations are headquartered in Quebec, Montreal. Since early 1995, the Company has sold its products in Canada through independent sales representatives to customers located primarily in British Columbia, Ontario and Quebec. Prior to 1995, the Company's products were sold in Canada through a licensee. In May 1998, the Company consolidated certain of its administrative and customer service functions of its

Canadian operations within the United States. In addition, the Canadian distribution capabilities were outsourced to a third-party at that time.

Asia

     In Japan and Korea, substantially all of the Company's trademarks are owned by Kabushiki Kaisah Goldwin ("Goldwin"), a leading manufacturer and distributor of high-end sports and outdoor apparel and equipment. The North Face(R) is a leading high-performance outdoor brand in Japan. The Company and Goldwin work closely together in the areas of product design, sourcing and brand imaging.
The Company believes that Goldwin shares the Company's strategy of building a unified global brand. The Company benefits from this relationship by selling certain products to Goldwin and by charging an administrative fee for orders,
which Goldwin adds to the Company's production in China and Southeast Asia.   In
Hong Kong and Macau, the Company's products are sold through a licensee, Mitsui & Co., Ltd. ("Mitsui"). Effective in the fourth quarter of 1998, in the territories of China and Nepal, the Company's products are sold through a licensee, Youngone Corporation. The Company plans to continue to pursue sales opportunities in other Asian and Pacific Rim countries.

SOURCING AND MANUFACTURING

     The Company sources its products from approximately 50 unaffiliated manufacturers in Asia, North America, and Europe, including Hong Kong, China, Taiwan, Korea, Indonesia, Bangladesh, Thailand and Portugal. The Company believes that it enjoys good relationships with its suppliers and manufacturers and has the ability to secure the necessary capacity to meet any potential increased demand for its products.

     To ensure that products manufactured for the Company are consistent with its quality standards, the Company manages all key aspects of the production process, including establishing product specifications, selecting the materials to be used and the suppliers of such materials, and negotiating the prices for such materials. The Company maintains a staff of quality control specialists which conducts on-site inspections throughout the production process, including at the mills before the fabrics are shipped, at the factories as the products are made and, finally, before the finished products are shipped. In connection with these quality control efforts, in 1999 the Company opened an office in Hong Kong, which management believes will facilitate more rapid product development, prototyping and manufacturing and allow the Company to achieve higher levels of quality control over products manufactured in Asia.

MANAGEMENT INFORMATION SYSTEMS

     The Company recognizes the important nature of information technology in maintaining and improving its level of service, internal and external exchange of data, and overall competitive position. The Company's management information and electronic data processing systems consist of a full range of financial, distribution, merchandising, forecasting and retail systems. The Company has been analyzing its current and future systems requirements, including Year 2000 compliance issues. Recently, the Company completed a thorough analysis of its system requirements and implemented plans to provide system enhancements and upgrades which it believes will ensure such resources are satisfactory and consistent with the Company's long-term growth plans. The Company also plans on extending its systems across the supply chain with business-to-business and
business-to-consumer Internet commerce.   Additionally, the Company has
continued the process of making its applications Year 2000 compliant and is on target to be completed with this task by the end of November 1999 at an internal cost of approximately $750,000. The Company expects to spend approximately $7.0 million on systems enhancement and the purchase of software packages and other improvements in 1999 to enhance and support its strategic business objectives. The Company believes that the improvements in 1999 and beyond, along with routine upgrades and other enhancements, will be sufficient to accommodate the Company's anticipated growth in sales and planned expansions for the foreseeable future. However, there can be no assurance that any system implementation or system upgrades will be completed in a timely manner, will be adequate to meet the needs of the Company or will not strain the Company's financial resources.

     For additional information concerning the Company's management information systems, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000," "Factors That May Affect the Company's Business - Reliance on Management Information Systems" and "Factors That May Affect the Company's Business - Year 2000 Compliance."

COMPETITION

     The markets for the Company's products are highly competitive, with competition based primarily on price, quality, brand name and service. The recent growth in the outdoor apparel and equipment markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although management believes that it does not compete directly with any single company with respect to its entire range of products, the Company does have significant competitors within each product category. In addition, as the Company expands its product lines and channels of distribution, and offers products at a broader range of price points, it will likely come into competition with additional outdoor apparel and equipment companies.

     Further, the Company has recently begun experiencing increased competition from major brand-name apparel companies who are attempting to duplicate the Company's styles, particularly in the area of functional sportswear, outerwear and footwear. These competitors are larger and have significantly greater financial, marketing and other resources than the Company. While the Company believes that it has been able to compete successfully because of its heritage, brand image and recognition, the broad range and quality of its products, and its selective distribution and customer service policies, including the lifetime warranty that most of its products carry, there can be no assurance that the Company will be able to maintain or increase its market share in the future. The failure of the Company to compete successfully would materially and adversely affect the Company's business and results of operations.

TRADEMARKS AND LICENSING

     The Company considers its trademarks to be among its most valuable assets and has numerous trademark registrations in the United States, Europe and other foreign countries. Among the Company's trademarks are The North Face(R), 'N' Design logo(R), Remote Terrain Gear(R), Extreme Gear(R), A5 and Design(R), Expedition System(R), Extreme(R), Tekware(R), Steep Tech(R), Quick Pitch(R), Hydrenaline(TM), Search and Rescue(R), VaporWick(R) , Hydroseal(R) , UltraWick(TM) and Windy Pass(R). Because of the popularity of many of the Company's products and their strong brand identity and distinctive design, The North Face(R) brand in recent years has been subject to unauthorized copying and mislabeling of imitation goods. The Company maintains an aggressive program of trademark enforcement and cooperation with domestic and foreign customs officials and other authorities, and will continue to vigorously defend its trademarks against infringement.

     The Company has licensed its trademarks to Mitsui, which markets Company-designed products under The North Face(R) name in Hong Kong and Macau. In 1998, the Company entered into trademark license agreements with Youngone Corporation for the territories of China and Nepal. In addition, in Japan and Korea substantially all of the Company's trademarks are owned by Goldwin.

EMPLOYEES

     As of December 31, 1998, the Company had 587 full-time employees, of which 425 were employed in the United States, 140 in Europe, 17 in Canada and 5 in Hong Kong. None of these employees is currently covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS

     Tender Offer. On February 27, 1999, the Company entered into a Transaction Agreement (the "Transaction Agreement") with TNF Acquisition LLC ("TNF"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provides for a tender offer for all of the Company's outstanding stock (other than shares held by James G. Fifield, President and Chief Executive Officer) at $17 cash per share and the acquisition of control of the Company by LGP and Mr. Fifield. On March 5, 1999, the Company withdrew its tender offer. The Transaction Agreement remains in full force and effect although, as of the date hereof, LGP has informed the Company that they are reevaluating the transactions contemplated by the Transaction Agreement. There can be no assurance that the transactions contemplated by the Transaction Agreement (the "Transactions") will be consummated at all or on terms favorable to the Company's shareholders. If the Transaction Agreement is terminated, the Company could be required under certain circumstances to pay TNF $7 million plus up to $5.5 million of TNF's expenses associated with the Transactions.

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

     Key Personnel. The Company's future success will depend upon the continued services of its directors, the continued employment of its executive officers and other key personnel, and upon the Company's ability to successfully recruit and retain new directors, executive officers and other key personnel. There can be no assurance that any of such persons will remain directors, executive officers or employees of the Company in the future. The loss of one or more directors, executive officers or other key personnel could have a significant adverse effect on the Company's business. There can be no assurance that any existing or newly hired director, executive officer or key employee can successfully manage or contribute to the Company's operations.

     The Company recently announced that it would restate its 1997 financial statements and certain of its 1998 quarterly financial statements and the Company failed to file in a timely manner its 1998 Annual Report on Form 10-K. In addition, the Company hired a new Chief Executive Officer and President in May 1998 and appointed the Company's Controller to Acting Chief Financial Officer in March 1999. To the extent the Company is not successful in retaining the services of any of its directors, executive officers or other key personnel and recruiting and retaining the services of new directors, executive officers or other key personnel, the Company may not be able to operate its business which may, in turn, cause the Company's revenues and profits to significantly and sharply decline and have a significant adverse effect on the Company's valuation and market price of its Common Stock.

     Stock Market Risks. The trading price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering in July 1996, and may fluctuate in the future as a result of many factors, including the Company's operating results, new products introduced by the Company or its competitors, market conditions for the Company's products, changes in earnings estimates by analysts, actual results reported by the Company which may be better or worse than estimates provided by analysts, insider selling of common stock and speculation in the trade or business press. The trading price may also be affected by retail industry, stock market, or economic factors unrelated to the Company's operating performance. Future sales of substantial amounts of Common Stock by existing stockholders may also adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise equity capital in the future. As of March 31, 1999, the Company's directors, officers and certain other affiliates beneficially owned approximately 6% of the outstanding shares of the Company's Common Stock.

     Trading in the Company's Common Stock was halted on April 16, 1999. There can be no assurance that the trading price of the Company's Common Stock will not fluctuate significantly upon the resumption of trading in its Common Stock or that there will not be any other adverse effect on the Company's business or operations as a result of the trading halt.

     Wholesale Strategy. The Company's wholesale customers currently consist, primarily, of specialty outdoor product retailers. The Company cannot assure that its existing customers will increase their purchases of the Company's products, that future preseason wholesale orders will increase, or that the Company will be able to fill reorders during each season. Because the Company expects its wholesale business to constitute an increasing percentage of total sales going forward as compared to its sales in Company-owned retail stores, overall gross margins may decline in the future. Sales returns in excess of anticipated amounts could have an adverse effect on operations. The Company's wholesale strategy includes its ability to achieve increased sales through its Summit Shop program. Risks of this program include sourcing and managing higher inventory levels, funding all or most of the cost of the Summit Shop fixtures without assurance of additional sales and profits, and the need to supply products that maintain consumer demand on a year-round basis. There can be no assurance that additional Summit Shops will be opened in a timely manner or that their cost or performance will meet the Company's expectations. If the Summit Shop program is unsuccessful, the Company risks write-offs of inventory and fixtures that could have a material adverse effect on the Company's business.

     Dependence on New Products. To continue its growth, the Company must successfully introduce new products and improvements to existing products on an ongoing basis. Risks of new product introductions include targeting new markets involving more casual outdoor uses, offering products in wider price ranges, product obsolescence, increased costs and competition, possible consumer rejection of new products or styles and possible dilution of the Company's product image. In Spring 1999, the Company introduced rugged footwear under The North Face(R) brand name. This represents the Company's initial entry into the footwear market, which is highly competitive, and there can be no assurance footwear will be a financial success.

     Reliance on Unaffiliated Manufacturers. The Company currently relies on approximately 50 unaffiliated manufacturers to produce nearly all of its products, with ten of the manufacturers producing approximately 77% of the Company's products for 1998. The Company has no long-term contracts with its manufacturing sources, and it competes with other companies for production facilities and import quota capacity. Any disruption in the Company's ability to obtain manufacturing services could have a material adverse effect on the Company's business. None of the manufacturers used by the Company produce the Company's products exclusively. The Company has occasionally received, and may in the future receive, shipments of products from manufacturers that fail to conform to the Company's quality control standards.

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

     Consumer Preferences. Consumer demand for the Company's products may be adversely affected if consumer interest in outdoor activities does not grow or declines. In addition, some competitors may have more resources to advertise and market their products. If the Company is unable to respond successfully to changes in consumer preferences, or if consumer preferences shift toward competing products or away from the Company's product categories altogether, the Company's business would be adversely affected. The Company cannot assure future growth or consumer demand for its products. If consumer interest in outdoor activities grows, more competitors, who are better financed, may enter the market.

     Risks Associated with Retail Strategy. The Company plans to continue to broaden its distribution to include larger retailers. This strategy may alienate specialty retailers that currently distribute the Company's products causing such specialty retailers to (i) cancel orders of the Company's products or (ii) refuse to sell the Company's products altogether, which could have a material adverse effect on the Company's business.

     Managing Growth. If the Company's business grows, the Company may have increased difficulties in managing product design, hiring, marketing, distribution, management information and other resources, and in obtaining supplies, manufacturing services and working capital. The Company's future profitability will be critically dependent on its ability to achieve and manage potential future growth effectively. There can be no assurance that the Company will be successful in obtaining adequate capital to finance its growth strategies.

     Management of Inventory. Success in the technical outdoor apparel industry is dependent in part, on a company's ability to manage its inventory of merchandise in proportion to the demand for such merchandise. If the Company miscalculates the consumer demand for its products it may be faced with significant excess inventory and excess fabric for some products and missed opportunities for others. Weak sales and resulting markdowns and/or write-offs could cause the Company's profitability to be significantly impaired and may have a material adverse effect on the Company's financial condition and results of operations.

     Key Supplies. Certain important materials used in the Company's products are only available from one or a limited number of independent suppliers. The Company's future success may depend upon the Company's continued ability to purchase supplies of technically advanced textiles developed by third-parties. There can be no assurance that the Company will be able to obtain adequate supplies of technically advanced materials in the future or that favorable purchase terms or other arrangements with suppliers (such as suppliers' funding of development costs and co-operative advertising arrangements) will continue.

     Outsourcing of Distribution. In May 1998, the Company initiated outsourcing of distribution for its business in Canada. Also, the Company plans to outsource its U.S. distribution in 1999. There can be no assurance that the Company will be successful in these efforts or that third-party outsourcing partners will be able to service the Company's customers adequately in the future. In addition, the costs of outsourcing may be greater than anticipated.

     Fluctuations in Sales.   Sales of the Company's products historically have
fluctuated due to conditions, such as weather and economic recessions or other conditions which reduce consumer spending, which are beyond the Company's control.

     Risk Associated with Seasonality. The Company's business, like other retailers, is subject to seasonal and quarterly fluctuations. Historically, the Company has realized substantially all of its profits in the third quarter and has recognized losses during the second quarter and the first quarter, with the exception of the first quarter of 1997.

The Company's results of operations may fluctuate from quarter to quarter as a result of, among other things, the amount and timing of shipments to wholesale customers, government shipments, the timing and magnitude of discounts in retail stores, the timing of international licensing and royalty contracts, advertising and marketing expenditures, increases in the number of employees and costs associated with new growth and new store openings.

     The Company anticipates that it will continue to incur net losses during the second calendar quarter for the foreseeable future. Additionally, the Company's effective tax rate can vary significantly from quarter to quarter due to the relative mix of earnings from the Company's domestic and international operations, which are taxed at different rates.

     International Operations.   The Company's business is subject to the risks
generally associated with doing business abroad. These risks include adverse fluctuations in currency exchange rates (particularly those of the U.S. dollar against certain foreign currencies), changes in import duties or quotas, the imposition of taxes or other charges on imports, the impact of foreign government regulation, political unrest, disruption or delays of shipment and changes in economic conditions in countries in which the Company's suppliers are located. The Company imports approximately two-thirds of its merchandise from contract manufacturers located outside of the United States, primarily in the
Far East.   A significant portion of the Company's products is produced in
China. From time to time, the U.S. government has considered imposing punitive tariffs on apparel and other exports from China. The imposition of any such tariffs could disrupt the supply of the Company's products, which could have a material adverse effect on the Company's results of operations.

     Competition and Trademarks. The Company faces intense competition from major brand-name apparel companies, other large companies, and smaller businesses specializing in outdoor products. There can be no assurance that the Company's competition will not develop products that are superior to the Company's products. Furthermore, the Company owns and uses a number of trademarks, some of which may be important in maintaining or creating a competitive advantage and consumer demand. Certain competitors in the United States and abroad have copied and may in the future copy certain of the Company's trademarks and designs. The Company is also aware of certain counterfeiting of the Company's products. There is no assurance that the Company's efforts to stop or reduce the copying or counterfeiting of its trademarks or products will be successful, that the Company's trademarks will not violate the proprietary rights of others, or that the Company will be able to avoid or successfully defend challenges to its trademarks or other intellectual property in the United States or abroad.

     Effect of Certain Provisional Anti-Takeover Effects of Stockholders Rights Plan, Certificate of Incorporation, Bylaws and Delaware Law. The Company has adopted a Stockholder Rights Plan to protect the Company's investors in the event of an unfriendly takeover. The Stockholder Rights Plan could have the effect of making it more difficult for a third-party to acquire a majority of the outstanding voting stock. Further, certain provisions of Delaware law and the Company's Certificate of Incorporation and Bylaws could delay or make more difficult a merger, tender offer or proxy contest involving the Company. While such provisions are intended to maximize stockholder value, they may have the effect of discouraging takeovers that could be in the best interest of certain stockholders. There is no assurance that such provisions will not have an adverse effect on the market value of the Company's Common Stock.

     Product and Warranty Liability. The Company's products are often used in severe weather and other extreme conditions. For example, in 1997, the Company began selling portaledges used as sleeping platforms in big wall rock climbing. There can be no assurance that insurance maintained by the Company will cover possible future losses from product liability claims. The Company maintains a warranty reserve for the lifetime warranty offered on many of its products, but cannot assure that future claims will not exceed this reserve. Further, in the event that the Company experiences problems with product quality or reliability, its reputation as a provider of high-quality products could suffer, which could have a material adverse effect on the Company's business.

     Reliance on Management Information Systems. Currently, the Company is upgrading its capabilities and systems associated with product acquisition, merchandise allocation and financial accounting, which have not kept pace with the Company's growth. The Company intends to make significant investments to improve existing management information systems and implement new systems in these areas and to implement them during fiscal 1999. There can be no assurance that these improvements will be successfully implemented. Failure to implement and integrate such systems could have a material adverse effect on the Company's business, financial condition and results of operations.

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only six digit entries in the date code field. These date code fields will need to accept eight digit entries to distinguish 21st century dates from 20th century dates. As a result, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements.

     The Company has conducted an internal review of its information systems and is involved in an enterprise wide project to upgrade or modify portions of its software so that its computer systems will properly utilize dates beyond December 31, 1999. The Company has been using both external and internal resources to reprogram or upgrade its software for the Year 2000 issue. The Company has completed the modifications and upgrades, including testing, of all systems, excluding European systems, and plans to complete the modifications and upgrades, including testing, of all systems by the end of November 1999. Based on Management's current estimates, the total cost for addressing the Year 2000 issue is estimated to be approximately $750,000 of which $366,000 has been incurred through December 31, 1998. The Company believes that with modifications and upgrades to its software, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not properly made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

     The Company has surveyed significant vendors and others on whom it relies to assure that their systems will be converted in a timely manner. The Company is currently in the process of analyzing the responses to this survey. There can be no assurance that the systems of other companies will be converted on time or that a failure to convert by another Company would not have a material adverse effect on the Company. In addition, the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to upgrade their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase products such as those offered by the Company, which could have a material adverse effect on the Company's business, operating results and financial condition.

ITEM 2.  PROPERTIES.

     The principal executive and administrative offices of the Company are located at 2013 Farallon Drive, San Leandro, California and 407 Merrill Avenue, Carbondale, Colorado. The general location, use and approximate size of the Company's principal properties, all of which, other than the facility in Scotland, are leased, are set forth below:

LOCATION                             USE                                             APPROXIMATE SIZE
-----------------------------       ----------------------------------------      ----------------------
Carbondale, Colorado                Executive and administrative office                3.5 acres
                                    (temporary site)
San Leandro, California             Executive and administrative offices          151,085 square feet
Vacaville, California               Distribution Center                           250,445 square feet
San Francisco, California           Retail store                                   12,371 square feet
Palo Alto, California               Retail store                                   10,700 square feet
Costa Mesa, California              Retail store                                    7,083 square feet
Seattle, Washington                 Retail store                                    6,504 square feet
Denver, Colorado                    Retail store                                   17,000 square feet
Boulder, Colorado                   Retail store                                    4,342 square feet
Chicago, Illinois                   Retail store                                   15,192 square feet
Oakbrook, Illinois                  Retail store                                    4,000 square feet
Schaumberg, Illinois                Retail store                                    4,996 square feet
Berkeley, California                Outlet                                         14,150 square feet
San Francisco, California           Outlet                                         10,000 square feet
Freeport, Maine                     Outlet                                         10,070 square feet
Quebec, Canada                      Outlet                                          3,042 square feet
Woodbury, New York                  Outlet                                          3,780 square feet
Birch Run, Michigan                 Outlet                                          5,500 square feet
Bend, Oregon                        Outlet                                          5,940 square feet
Carlsbad, California                Outlet                                          6,428 square feet
Wrentham, Massachusetts             Outlet                                          6,252 square feet
Port Glasgow, Scotland              European headquarters, distribution            77,200 square feet
                                    center and outlet
Quebec, Canada                      Canadian administrative office                  4,568 square feet
Volpago del Montello, Italy         Sales and Marketing Center                     12,600 square feet
Boulder, Colorado                   Sales Office                                    4,300 square feet
Poolesville, Maryland               Sales Office                                    2,629 square feet
Seattle, Washington                 Sales Office                                      800 square feet
Carbondale, Colorado                A-5 administrative office                       1,131 square feet
Boulder, Colorado                   La Sportiva USA administrative office and       8,000 square feet
                                    distribution center

ITEM 3.  LEGAL PROCEEDINGS.

     During the first week of March 1999, various complaints were filed against the Company and its Board of Directors in the Delaware Court of Chancery and in California Superior Court, Alameda County in connection with the transactions (the "Transactions") contemplated by the Transaction Agreement, dated February 27, 1999, between the Company and TNF Acquisition LLC. The complaints, filed on behalf of a purported class of the Company's shareholders, generally allege that the Transactions are unfair and inadequate to the Company's shareholders and charge the defendants with self-dealing and breach of fiduciary duties. The various complaints generally request injunctive relief to prevent the consummation of the Transactions, and seek other remedies in the event the Transactions are completed. The Company has not yet responded to these complaints.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is listed on the Nasdaq National Market and trades under the symbol "TNFI." As of April 20, 1999, the Company's Nasdaq trading symbol changed from "TNFI" to "TNFIE" because the Company failed to timely file this Annual Report on Form 10-K. The Company anticipates that its stock symbol will be changed back to "TNFI" shortly after the filing of this Report on Form 10-K. As of April 30, 1999, there were approximately 160 stockholders of record. Information concerning certain dividend restrictions under the Company's credit facility is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" below. The Company does not anticipate paying any dividends in the foreseeable future.

     Following are the high and low closing prices for the Company's Common Stock for each of the four quarters of 1998 and 1997 and for the third and fourth quarters of 1996:

     YEAR ENDED DECEMBER 31, 1998              HIGH               LOW
     ----------------------------              --------          ---------
     First Quarter                             $28.38            $20.75
     Second Quarter                            $26.13            $20.50
     Third Quarter                             $24.25            $ 9.50
     Fourth Quarter                            $14.38            $ 9.50

     YEAR ENDED DECEMBER 31, 1997              HIGH               LOW
     ----------------------------              --------          ---------
     First Quarter                             $21.75            $16.00
     Second Quarter                            $19.50            $13.63
     Third Quarter                             $26.88            $18.50
     Fourth Quarter                            $27.63            $18.75

     YEAR ENDED DECEMBER 31, 1996              HIGH               LOW
     ----------------------------              --------          ---------
     Third Quarter                             $32.00(1)         $15.25(1)
     Fourth Quarter                            $29.75            $19.25

(1) The Company's Common Stock began trading on Nasdaq National Market on July 3, 1996 at an initial price of $14 per share.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

                              THE NORTH FACE, INC.
                      SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                                                       YEARS ENDED DECEMBER 31,
                                        --------------------------------------------------------
                                          1994           1995       1996       1997       1998
                                        --------       --------   --------   --------   --------
                                        (Pro Forma)(1)
Net sales                                 $89,187      $121,534   $158,226   $203,247   $247,096
Operating income                            7,334        10,524     13,544     16,133     10,686
Income before provision for taxes           2,680         5,583      9,275     13,146      5,843
 and extraordinary item
Income before extraordinary items           1,708         3,485      5,664      7,955      3,592
Income per share before
 extraordinary items:
 Basic                                                 $   1.07   $   0.84   $   0.70   $   0.30
 Diluted                                               $   0.47   $   0.62   $   0.69   $   0.29
Weighted average shares outstanding:
 Basic                                                    3,249      6,742     11,297     12,121
 Diluted                                                  7,434      9,183     11,578     12,485

(1) On June 7, 1994 the Company acquired substantially all of the operating assets of The North Face (the "Predecessor"). Due to the acquisition, and resulting change in accounting basis, and significant differences in the capital structures of the Predecessor and the Company, the financial statements of the Company may not be comparable to the Predecessor. Additionally, effective December 31, 1994 the Company changed its year-end from March 31 to December 31. The amounts assumes the acquisition occurred on January 1, 1994.

                                                       AS OF DECEMBER 31,
                                        --------------------------------------------------
                                          1994      1995      1996       1997       1998
                                        --------  --------  --------   --------   --------
BALANCE SHEET DATA

Working capital                         $14,189   $22,668   $ 51,799   $ 61,995   $ 68,546
Total assets                             66,549    84,508    110,587    167,449    232,644
Short-term debt                           1,327     4,838         95     25,734     55,910
Long-term debt                           29,047    36,388        135      5,177      5,360
Stockholders' equity                     17,179    20,568     86,499    100,141    123,210

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              THE NORTH FACE, INC.
                             SUMMARY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                               AS A PERCENTAGE OF SALES
                                             YEARS ENDED DECEMBER 31,         (EXCEPT FOR INCOME TAXES)
                                         --------------------------------    ----------------------------
                                           1996        1997        1998        1996       1997      1998
                                         -------     --------    --------    --------   -------   -------
Net sales                                $158,226    $203,247    $247,096      100.0%    100.0%    100.0%
Gross profit                               70,031      92,483     111,962       44.3%     45.5%     45.3%
Operating expenses                         56,487      76,350      93,897       35.7%     37.6%     38.0%
Other operating expenses                       --          --       7,379         --        --       3.0%
Operating income                           13,544      16,133      10,686        8.6%      7.9%      4.3%
Interest income (expense)                  (4,625)     (2,238)     (4,907)      (2.9%)    (1.1%)    (2.0%)
Other income (expense), net                   356        (749)         64        0.2%     (0.4%)      --
Income before provision for taxes and       9,275      13,146       5,843        5.9%      6.5%      2.4%
 extraordinary items
Provision for income taxes                  3,611       5,191       2,251       38.9%     39.5%     38.5%
Income before extraordinary items        $  5,664    $  7,955    $  3,592        3.6%      3.9%      1.5%

     The following table sets forth the Company's net sales by distribution channel as well as domestic versus international net sales:

                                FOR THE YEARS ENDED DECEMBER 31,
                                ---------------------------------
                                  1996        1997         1998
                                --------     --------    --------
Wholesale customers             $125,458     $168,543    $202,747
Company-operated retail           32,768       34,704      44,349
                                --------     --------    --------
Total net sales                 $158,226     $203,247    $247,096
                                ========     ========    ========

United States                   $120,027     $150,798    $186,443
International                     38,199       52,449      60,653
                                --------     --------    --------
Total net sales                 $158,226     $203,247    $247,096
                                ========     ========    ========

GENERAL

     Investments in La Sportiva Businesses. On July 2, 1998, the Company acquired a 20% interest in La Sportiva S.r.l., a premier manufacturer and distributor of trekking, mountaineering, and climbing footwear located in Ziano di Fiemme, Italy for a purchase price of $2.5 million, and incurred direct costs of approximately $0.6 million, for a total purchase price of approximately $3.1 million. In August 1998, La Sportiva S.r.l. changed its name to La Sportiva S.p.A. The majority shareholders of La Sportiva S.p.A. have a "put option" which may require the Company to purchase, in a single transaction, an additional 31% interest in La Sportiva S.p.A. for 6.8 billion lira ($4.1 million at December 31, 1998). This put option may be exercised at any time during the period beginning on July 1, 2000 and ending on July 1, 2003. After the expiration of the "put option" and until December 31, 2004, the Company may exercise a "call option" which, if exercised, would require the majority shareholders of La Sportiva S.p.A. to sell an additional 31% interest to the Company for 6.8 billion lira ($4.1 million at December 31, 1998). The Company has accounted for its 20% interest in La Sportiva S.p.A. under the equity method. The purchase price of La Sportiva S.p.A. exceeded the Company's proportionate share of the net assets acquired by $2.4 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years.

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

     Products.   In 1996, sales of outerwear, equipment, Tekware, snowsport gear, and other products including the launch of Ascentials, represented approximately 52%, 25%, 7%, 12% and 4%, respectively, of net sales. In 1997, sales of outerwear, equipment, Tekware, snowsport gear, Ascentials, and other products represented approximately 48%, 20%, 12%, 9%, 6% and 5%, respectively, of net sales. In 1998, sales of outerwear, equipment, Tekware, snowsport gear, Ascentials, and other products represented approximately 50%, 15%, 13%, 9%, 8% and 5%, respectively, of net sales.

     Distribution. The North Face is a global company with operations in the United States, Europe and Canada. The Company sells its products to a select group of mountaineering, backpacking and skiing retailers, premium sporting goods retailers and major outdoor specialty retail chains. The Company sells its products to approximately 2,953 wholesale customers representing approximately 3,916 store fronts. Additionally, the Company's products are sold under trademark licensing agreements in Hong Kong, China, Nepal and Macau. In addition, in Japan and Korea substantially all of the Company's trademarks are owned by Goldwin.

     Order Cycle. The North Face currently is engaged primarily in a two season wholesale business, Spring (January to June) and Fall (July to December). Wholesale customers place preseason orders, which generally are non-cancelable, with the Company from one to eight months prior to the beginning of the season. Reorders are placed throughout the season and products are shipped based on availability. Preseason orders have typically accounted for approximately 75% of total sales to wholesale customers and historically have been an accurate indicator of actual product shipments; however, there can be no assurance that preseason orders will be an accurate indicator of actual product shipments in the future. Preseason orders for the 1999 Spring season increased in excess of 20% over preseason orders for the 1998 Spring season, excluding footwear.

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

     Summit Shops. At the end of 1997, there were a total of 202 Summit Shops. These shops averaged approximately 430 square feet in size. At the end of 1998, there was a total of 394 Summit Shops. The additional shops were added under a revised program which provided a wider selection of Summit Shop formats, each varying in size and design, to better match Summit Shop designs with the store's environment and capacity. In

Fall 1998, the new Summit Shop design was further refined to allow even more merchandising flexibility and greater fixture capacity. The Company plans to open approximately 150 additional Summit Shops in 1999, maintaining a strategy of formats varying in size and design. While the Company expects future Summit Shops to be an average of 425 square feet with an average investment for fixtures of approximately $35,000, there can be no assurance that Summit Shops will not require substantially more total capital investment in the future.

     Company operated retail sales. As of December 31, 1998, the Company operated nine full-price retail stores and nine outlets. Subsequent to December 31, 1998, the Company opened one outlet store in Wrentham, Massachusetts. New stores and outlets are included in comparable store sales commencing in their thirteenth month of operation. The Company currently does not plan to open any additional full-price retail stores in the near future because the Company believes that Summit Shops will provide comparable merchandising and marketing benefits to those that are received from Company-operated retail stores, with a lower commitment of financial and operational resources and a higher return on investment.

     Government Sales. The North Face historically has produced tents and other products for the U.S. government. The timing of these sales has fluctuated historically and is dependent on the Company's obtaining and retaining contracts from the government. The timing of the sales under these contracts can affect the Company's quarterly results. Sales from government contracts totaled $1.8 million in 1998 compared to $0.3 million in 1997. There can be no assurance that the Company will obtain any additional contracts to produce products for the government in the future.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

     Net Sales.   Net sales increased by 21.6% to $247.1 million for 1998
compared to 1997.

     Net sales to wholesale customers increased by 20.3% to $202.7 million from $168.5 million for 1998 compared to 1997. This increase related primarily to increased unit shipments to the Company's new and existing wholesale customers resulting from: (i) the introduction of new products, including new products within the Outerwear and Tekware(TM) categories; (ii) significant growth in sales of Outerwear products, which accounted for approximately 50% of total sales in 1998 as compared to 48% in 1997; (iii) continued strong growth of existing products; (iv) continued growth in international sales; and (v) the opening of new summit shops during 1998.

     Company-operated retail and outlet store sales increased by 27.8% to $44.3 million from $34.7 million for 1998 compared to 1997. This increase was attributable to comparable store sales increases as well as the opening of five new outlet stores: Quebec in February; Woodbury Common, New York in May; Bend, Oregon in July; Carlsbad, California in August and Birch Run, Michigan in September.

     Gross Profit. Gross profit as a percentage of net sales declined from 45.5% in 1997 to 45.3% in 1998 primarily due to consignment sales with lower gross margins, primarily in the third quarter.

     Operating Expenses. Operating expenses include selling, marketing, and general and administrative expenses. Operating expenses increased by 23.0% to $93.9 million in 1998 from $76.3 million compared to 1997, primarily as a result of increases in variable and fixed costs to support the growth of the Company's business.

     Other Operating Expenses. During the year ended December 31, 1998, the Company recorded charges of $1.7 million, related to the closing of a manufacturing facility in Scotland, the closure of its Canadian distribution facility and the termination of its German sales agent. Such costs included employee termination costs, relocation costs and the write-off of property and equipment.

     Also, during the year ended December 31, 1998, the Company recorded expenses of $5.7 million, related primarily to (i) relocating a portion of its corporate headquarters to Carbondale, Colorado; (ii) the realignment of its San Leandro, California administrative facility; and (iii) establishing a Hong Kong operation to facilitate its sourcing of products in Asia. Such costs consist primarily of employee termination costs, relocation and travel costs, temporary facility costs and the write-off of property and equipment.

     Interest Expense. Interest expense increased to $4.9 million from $2.2 million for 1998 compared to 1997 primarily as a result of higher borrowings from the Company's $130 million credit facility established in September 1998 to support expansion and working capital requirements.

     Provision For Income Taxes. Provision for income taxes as a percent of pretax income was approximately 38.5% for 1998 compared to 39.5% for 1997. This decrease in the effective income tax rate reflects the application of tax credits for research and developments activities as well as the mix of the Company's pretax earnings amongst domestic and international operations, which are subject to different tax rates.

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

QUARTERLY DATA AND SEASONALITY

     The following table sets forth certain unaudited financial data for each of the Company's eight fiscal quarters ended December 31, 1998. The operating results for any quarter are not necessarily indicative of results for any future period.

                                                     YEAR ENDED DECEMBER 31, 1998
                                           ------------------------------------------------
(In thousands)                                Q1            Q2          Q3           Q4
                                           ---------     --------     --------    ---------
Net sales                                  $45,704       $43,171      $93,645     $64,576
Gross profit                                19,925        18,910       41,242      31,885
Operating income (loss)                       (400)       (3,861)      13,368       1,579
Net income (loss)                             (843)       (2,579)       7,229        (215)
Net income (loss) per share:
      Basic                                $ (0.07)      $ (0.22)     $  0.58     $ (0.02)
      Diluted                              $ (0.07)      $ (0.22)     $  0.57     $ (0.02)
Weighted average shares outstanding:
       Basic                                11,539        11,968       12,481      12,491
       Diluted                              11,539        11,968       12,752      12,491

                                                     YEAR ENDED DECEMBER 31, 1997
                                           ------------------------------------------------
                                              Q1            Q2          Q3           Q4
                                           ---------     --------     --------    ---------
Net sales                                  $39,342        $31,087      $87,007    $45,811
Gross profit                                17,215         13,041       39,689     22,538
Operating income (loss)                        442         (2,934)      18,887       (262)(1)
Net income (loss)                              235         (2,007)      10,767     (1,040)
Net income (loss) per share:
       Basic                               $  0.02         ($0.18)     $  0.96    $ (0.09)
       Diluted                             $  0.02         ($0.18)     $  0.92    $ (0.09)
Weighted average shares outstanding:
       Basic                                11,206         11,222       11,262     11,388
       Diluted                              11,643         11,222       11,708     11,388

(1) Includes $2.9 million expense representing the write-off of abandoned system development costs partially offset by a $0.9 million reduction in the warranty reserve.

     The Company's business, like other retailers, is subject to seasonal and quarterly fluctuations. Historically, the Company has realized substantially all of its profits in the third quarter and has recognized losses during the second quarter; and until 1997 the first quarter. The Company's results of operations may fluctuate from quarter to quarter as a result of, among other things, the amount and timing of shipments to wholesale customers, government shipments, the timing and magnitude of discounts in retail stores, advertising and marketing expenditures, increases in the number of employees and overhead to support growth and store opening costs.

     The Company anticipates that it will continue to incur net losses during the first and second calendar quarters for the foreseeable future. Additionally, the Company's effective tax rate can vary significantly from quarter to quarter due to the relative mix of earnings from the Company's domestic and international operations, which are taxed at different rates.

LIQUIDITY AND CAPITAL RESOURCES

     Throughout 1998, 1997 and 1996, the Company used cash of approximately $14.5 million, $21.3 million and $6.2 million, respectively, for operating activities, primarily due to increased levels of inventory and accounts receivable. The Company also used $17.2 million for purchases of property and equipment in 1998. These funds were provided by existing cash balances and borrowings under the Company's credit facility.

     Historically, the Company's ability to maintain adequate levels of inventory was constrained by capital resources. As a result of increases in its credit facility, the Company increased its level of inventory in order to better enable it to meet reorder demand for its key products. The Company anticipates that inventory and receivable levels will continue to increase as the Company expands its business and continues to enhance its core inventory replenishment program. Anticipated increases in inventory are expected to be financed by borrowings under the Company's credit facility. The Company's credit facility currently provides for borrowings up to $130.0 million under its $115.0 million revolving line of credit and $15.0 million term facility On May 3, 1999, the Company received a written waiver from the financial institutions granting the credit facility with respect to certain of the Company's non-financial covenants as set forth in the agreements relating to the credit facility.

     The Company estimates that its capital expenditures in 1999 will be approximately $12.0 to $15.0 million. This amount will be used principally for investing in Summit Shops, the upgrade of management information systems, the opening of outlet stores and store upgrades, and other activities.

     The Company anticipates that cash available under the Company's credit facility will be sufficient to satisfy its cash requirements for at least the next 12 months. However, there can be no assurance that the Company will not require additional capital in 1999 or subsequent years.

IMPACT OF NEW ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the Consolidated Financial Statements for a discussion of the impact of new accounting standards.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company is exposed to market risks, which include foreign currency risks, interest rate risks and inflation risk. The Company does not engage in financial transactions for trading or speculative purposes.

     Foreign Currency Exchange Rate Risk.   The Company's inventory purchases
from contract manufacturers in the Far East are denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the United States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods in the future. In addition, the Company's sales in Europe and Canada are denominated in the local currencies of the applicable specialty retailer, which may have a negative impact on profit margins or the rate of growth of sales in those countries if the U.S. dollar were to strengthen significantly. Due to the number of foreign currencies involved and the fact that not all of these foreign currencies fluctuate in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income.

     The Company sources product in U.S. dollars and sells product throughout the world, but primarily in the United States, Canada and Europe. To reduce the Company's exposure to changes in the U.S. dollar value of foreign sales and receivables the Company enters into forward options and contracts. This hedging of foreign exchange risk is carried out on a seasonal basis with each season running for six months of the year, spring being January through June and Fall being July through December. In general, the Company hedges for the current season and the next season. At December 31, 1998, the Company held the following foreign currency derivatives:

                                                                                     Currency Value Expiration Dates
                           OPEN CONTRACT          OPEN CONTRACT                      -------------------------------
CURRENCY                  CURRENCY VALUE         U.S. DOLLAR VALUE     FAIR VALUE         1999              2000
-------------------       --------------        ------------------     ----------    --------------     ------------
(In thousands)
Contracts:

Euro                            33,276              $39,202              $ 199            28,362           4,914
Swedish Kroners                 25,143                3,260                159            20,943           4,200
Danish Kroners                  27,934                4,414                 20            27,934              --
Swiss Francs                     3,178                2,348                 37             3,178              --
Canadian Dollars                12,500                8,126                (42)           12,500              --
British Pounds                  10,307               16,931               (405)           10,307              --

Options:

Canadian Dollars                 3,375                2,375                170             3,375              --
                               -------              -------              -----           -------           -----
Total                          115,713              $76,656              $ 138           106,599           9,114
                               =======              =======              =====           =======           =====

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

     Interest Rate Risk. The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 73 basis points, the Company's results from operations and cash flows would have been impacted by approximately $415,000.

     Inflation Risk. The Company believes that the relatively moderate rates of inflation over the last two years in the United States, where it primarily competes, have not had a significant effect on its net sales or results of operations. Higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured, but this has not had a material effect on the Company's net sales or results of operations. In the past, the Company has been able to offset its cost increases by negotiation, increasing selling prices or changing suppliers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                              THE NORTH FACE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                          ------------------------------------------------
                                                              1998               1997             1996
                                                          ------------       -----------        ----------
Net sales                                                    $247,096           $203,247          $158,226
Cost of sales                                                 135,134            110,764            88,195
                                                             --------           --------          --------
    Gross profit                                              111,962             92,483            70,031
Operating expenses                                             93,897             76,350            56,487
Other operating expenses (Note 4)                               7,379                 --                --
                                                             --------           --------          --------
     Operating income                                          10,686             16,133            13,544
Interest expense                                               (4,907)            (2,238)           (4,625)
Other income (expense), net                                        64               (749)              356
                                                             --------           --------          --------
Income before provision for income taxes
  and extraordinary items                                       5,843             13,146             9,275
Provision for income taxes                                      2,251              5,191             3,611
                                                             --------           --------          --------
Income before extraordinary items                               3,592              7,955             5,664
Extraordinary items - losses on extinguishments
  of debt, net of income taxes of $575                             --                 --              (863)
                                                             --------           --------          --------
Net income                                                   $  3,592           $  7,955          $  4,801
                                                             ========           ========          ========
Income per share before extraordinary items:
  Basic                                                      $   0.30           $   0.70          $   0.84 (1)
  Diluted                                                    $   0.29           $   0.69          $   0.62
Net income per share:
  Basic                                                      $   0.30           $   0.70          $   0.71 (1)
  Diluted                                                    $   0.29           $   0.69          $   0.52
Weighted average shares outstanding:
  Basic                                                        12,121             11,297             6,742
  Diluted                                                      12,485             11,578             9,183

          See accompanying notes to consolidated financial statements.


(1)  See Note 2 to the Consolidated Financial Statements.

                              THE NORTH FACE, INC.
                          CONSOLIDATED BALANCE SHEETS
               (In thousands, except share and per share amounts)

                                                                                   DECEMBER 31,
                                                                            --------------------------
                                                                              1998             1997
                                                                            ---------        ---------
ASSETS
Current assets:
 Cash and cash equivalents                                                   $ 13,452            $  4,511
 Trade accounts receivable, net                                                71,460              48,745
 Other receivables                                                             10,069               6,112
 Inventories                                                                   57,457              46,682
 Deferred taxes                                                                 3,661               2,865
 Other current assets                                                           8,820               9,046
                                                                             --------            --------
  Total current assets                                                        164,919             117,961
Property and equipment, net                                                    25,916              17,524
Trademarks and intangibles, net                                                33,975              29,066
Debt issuance costs, net                                                        1,730                  27
Other assets                                                                    6,104               2,871
                                                                             --------            --------
  Total assets                                                               $232,644            $167,449
                                                                             ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                            $ 22,773            $ 18,113
 Accrued employee expenses                                                      5,063               2,917
 Short-term borrowings and current portion of long-term
     debt and capital lease obligations                                        55,910              25,734
 Income taxes payable                                                           1,508               2,077
 Other current liabilities                                                     11,119               7,125
                                                                             --------            --------
  Total current liabilities                                                    96,373              55,966
Long-term debt and capital lease obligations                                    5,360               5,177
Other long-term liabilities                                                     7,000               6,165
                                                                             --------            --------
  Total liabilities                                                           108,733              67,308
                                                                             --------            --------

Minority interest                                                                 701                  --
Commitments and contingencies (Notes 11, 12 and 15)                                --                  --

Stockholders' equity:
 Preferred stock, $1.00 par value-shares authorized 4,000,000;
   none issued and outstanding                                                     --                  --
 Common stock, $.0025 par value-shares authorized 50,000,000;
  issued and outstanding 12,494,000 and 11,502,000, respectively                   31                  29
 Additional paid-in capital                                                   101,049              81,727
 Retained earnings                                                             21,660              18,068
 Accumulated other comprehensive income - cumulative translation
   adjustments                                                                    470                 317
                                                                             --------            --------
 Total stockholders' equity                                                   123,210             100,141
                                                                             --------            --------
 Total liabilities and stockholders' equity                                  $232,644            $167,449
                                                                             ========            ========

          See accompanying notes to consolidated financial statements.

                             THE NORTH FACE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                           FOR THE YEARS ENDED DECEMBER 31,
                                                                                           --------------------------------
                                                                                              1998        1997       1996
                                                                                           ---------   ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................  $ 3,592     $ 7,955     $ 4,801
Adjustments to reconcile net income to cash used in operating activities:
  Depreciation and amortization...........................................................    7,728       5,130       3,595
  Loss on disposal of property and equipment..............................................    2,235       2,869          --
  Adjustment to warranty accrual..........................................................      (90)       (895)         --
  Deferred income taxes...................................................................     (796)       (375)       (260)
  Extraordinary items - losses on extinguishment of debt..................................       --          --         863
  Provision for doubtful accounts.........................................................      799         278         427
  Tax benefit of exercise of stock options................................................    1,285       4,803       3,595
  Other...................................................................................      (43)         --          --
Changes in operating assets and liabilities (net of effects of acquisition):
  Accounts receivable.....................................................................  (22,849)    (27,618)     (7,994)
  Inventories.............................................................................   (9,717)    (15,207)    (10,427)
  Income tax receivable...................................................................     (671)         --          --
  Other assets............................................................................   (5,279)    (11,714)     (2,054)
  Accounts payable, accrued liabilities and other liabilities.............................    9,272      13,435       1,290
                                                                                            -------     -------     -------
NET CASH USED IN OPERATING ACTIVITIES.....................................................  (14,534)    (21,339)     (6,164)
                                                                                            -------     -------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired as a result of the purchase of La Sportiva USA..............................      235          --          --
Investment in La Sportiva, S.r.l..........................................................   (3,086)         --          --
Purchases of property and equipment.......................................................  (17,236)    (13,935)     (4,621)
Other.....................................................................................       43
                                                                                            -------     -------     -------
NET CASH USED IN INVESTING ACTIVITIES.....................................................  (20,044)    (13,935)     (4,621)
                                                                                            -------     -------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt proceeds...................................................................       --       6,826       2,825
Repayments of long-term debt..............................................................     (348)       (546)    (32,009)
Proceeds from revolver, net...............................................................   30,707      24,400     (11,812)
Payment of debt issuance costs............................................................   (1,915)        (94)       (262)
Collection of note receivable.............................................................    6,549          --          --
Proceeds from issuance of stock...........................................................    8,373         889      56,884
                                                                                            -------     -------     -------
NET CASH PROVIDED BY FINANCING ACTIVITIES.................................................   43,366      31,475      15,626
                                                                                            -------     -------     -------
Effect of foreign currency fluctuations on cash...........................................      153          (5)        651
                                                                                            -------     -------     -------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..........................................    8,941      (3,804)      5,492

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..............................................    4,511       8,315       2,823
                                                                                            -------     -------     -------
CASH AND CASH EQUIVALENTS, END OF YEAR....................................................  $13,452     $ 4,511     $ 8,315
                                                                                            =======     ========    =======
NONCASH INVESTING ACTIVITY--ISSUANCE OF COMMON STOCK
   FOR THE ACQUISITION OF LA SPORTIVA USA:
Purchase of working capital...............................................................  $  (798)    $    --     $    --
Purchase of property and equipment........................................................      (28)         --          --
Purchase of other long-term assets........................................................      (34)         --          --
Assumption of other long-term liabilities.................................................      702          --          --
Excess purchase price over the fair value of net assets acquired..........................   (3,835)         --          --
Redeemable preferred stock................................................................      876
                                                                                            -------     -------     -------
TOTAL ISSUANCE OF COMMON STOCK FOR THE ACQUISITION OF
   LA SPORTIVA USA........................................................................  $(3,117)    $    --     $    --
                                                                                            =======     =======     =======




SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
     Interest............................................................................. $ 3,934      $ 2,136     $ 4,859
     Income taxes......................................................................... $ 4,398      $ 4,488     $ 1,302
Noncash financing activities:
     Conversion of preferred stock into common stock...................................... $    --      $    --     $15,075
     Issuance of common stock for note receivable......................................... $ 6,549      $    --     $    --

         See accompanying notes to consolidated financial statements.

                             THE NORTH FACE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)


                                                                            COMMON STOCK         CUMULATIVE
                                                  PREFERRED STOCK     -------------------------  PREFERRED
                                                  ---------------                    ADDITIONAL  DIVIDENDS   SUBSCRIPTIONS
                                                  SHARES   AMOUNT     SHARES  AMOUNT   CAPITAL    ACCRUED     RECEIVABLE
                                                  ------   ------     ------  ------ ----------  ----------  -------------
January 1, 1996..................................  1,936   $ 12,267    2,902   $ 7  $    645     $  2,049     $  (142)
 Net income......................................     --         --       --    --        --           --          --
 Other comprehensive income - translation
  adjustments....................................     --         --       --    --        --           --          --
 Comprehensive income

 Stock dividends on preferred stock..............     --         --       --    --        --          759          --
 Declaration of preferred dividends..............    443      2,808       --    --        --       (2,808)         --
 Conversion of preferred stock................... (2,379)   (15,075)   4,221    11    15,064           --          --
 Exercise of stock options including tax benefit.     --         --      379     1     3,873           --          17
 Sale of common stock............................     --         --    3,829    10    56,578           --          --
 Cancellation of restricted stock................     --         --     (131)   --       (30)          --          30
                                                  ------   --------   ------   ---  --------     --------     -------
December 31, 1996................................     --         --   11,200    29    76,130           --         (95)
 Net income......................................     --         --       --    --        --           --          --
 Other comprehensive income - translation
  adjustments....................................     --         --       --    --        --           --          --
 Comprehensive income............................

 Exercise of stock options including tax benefit.     --         --      286    --     5,354           --          95
 Sale of common stock............................     --         --       --    --        --           --          --
 Employee stock purchase plan....................     --         --       16    --       243           --          --
                                                  ------   --------   ------   ---  --------     --------     -------
December 31, 1997................................     --         --   11,502    29    81,727           --          --
 Net income......................................     --         --       --    --        --           --          --
 Other comprehensive income - translation
  adjustments....................................     --         --       --    --        --           --          --
 Comprehensive income............................

 Exercise of stock options including tax benefit.     --         --      177    --     1,867           --          --
 Sale of common stock............................     --         --      665     2    14,048           --          --
 Shares issued for acquisition of La Sportiva
  USA............................................     --         --      133    --     3,117           --          --
 Employee stock purchase plan....................     --         --       17    --       290           --          --
                                                  ------   --------   ------   ---  --------     --------     -------
December 31, 1998................................     --   $     --   12,494   $31  $101,049     $     --     $    --
                                                  ======   ========   ======   ===  ========     ========     =======

          See accompanying notes to consolidated financial statements.

                                                                             ACCUMULATED
                                                                                OTHER
                                                                            COMPREHENSIVE
                                                                            INCOME (LOSS)-
                                                                             CUMULATIVE
                                                  RETAINED  COMPREHENSIVE    TRANSLATION
                                                  EARNINGS     INCOME        ADJUSTMENTS      TOTAL
                                                  --------  -------------   --------------  --------
January 1, 1996.................................. $ 6,071                   $  (329)         $ 20,568
 Net income......................................   4,801   $ 4,801              --             4,801
 Other comprehensive income - translation
  adjustments....................................      --       651             651               651
                                                            -------
 Comprehensive income............................           $ 5,452
                                                            =======
 Stock dividends on preferred stock..............    (759)                       --                --
 Declaration of preferred dividends..............      --                        --                --
 Conversion of preferred stock...................      --                        --                --
 Exercise of stock options including tax benefit.      --                        --             3,891
 Sale of common stock............................      --                        --            56,588
 Cancellation of restricted stock................      --                        --                --
                                                  -------                   -------          --------
December 31, 1996................................  10,113                       322            86,499
 Net income......................................   7,955   $ 7,955              --             7,955
 Other comprehensive income - translation
  adjustments....................................      --        (5)             (5)               (5)
                                                            -------
 Comprehensive income............................           $ 7,950
                                                            =======
 Exercise of stock options including tax benefit.      --                        --             5,449
 Sale of common stock............................      --                        --                --
 Employee stock purchase plan....................      --                        --               243
                                                  -------                   -------          --------
December 31, 1997................................  18,068                       317           100,141
 Net income......................................   3,592   $ 3,592              --             3,592
 Other comprehensive income - translation
  adjustments....................................     --        153             153               153
                                                            -------
 Comprehensive income............................           $ 3,745
                                                            =======
 Exercise of stock options including tax benefit.      --                        --             1,867
 Sale of common stock............................      --                        --            14,050
 Shares issued for acquisition of La Sportiva
  USA............................................      --                        --             3,117
 Employee stock purchase plan....................      --                        --               290
                                                  -------                   -------          --------
December 31, 1998................................ $21,660                   $   470          $123,210
                                                  =======                   =======          ========

                             THE NORTH FACE, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.  BUSINESS AND BASIS OF PRESENTATION

    The North Face, Inc. designs and distributes technically sophisticated outerwear, snowsports gear, functional sportswear, tents, sleeping bags, backpacks, daypacks, accessories and rugged footwear under The North Face(R) name. Through its subsidiary, La Sportiva(R) USA, and its affiliate, La Sportiva(R) S.p.A., the Company designs, manufactures and distributes rock climbing shoes, mountaineering boots and other rugged footwear under the La Sportiva name. The Company sells its products to select specialty retailers throughout the United States, Europe and Canada. As of December 31, 1998 the Company also operated 9 retail stores and 9 outlets. Subsequent to December 31, 1998, the Company opened one outlet store in Wrentham, Massachusetts.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation. The consolidated financial statements include the financial statements of The North Face, Inc. and its subsidiaries. All significant intercompany accounts have been eliminated.

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

    Foreign Currency Translation. The assets and liabilities of the Company's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the revenues and expenses have been translated into U.S. dollars using the average exchange rates in effect during the period. Adjustments resulting from translating foreign financial statements into U.S. dollars are reported as translation adjustments as a separate component of stockholders' equity. Aggregate transaction gains (losses) for 1998, 1997 and 1996 were $(192,000), $(698,000) and $173,000, respectively.

    Cash Equivalents represent short-term investments with original maturities of less than three months.

    Accounts Receivable from wholesale customers are recorded upon the sale of inventory to independent retailers and distributors net of provision for estimated returns. A sale occurs when inventories are shipped and title and risk of loss have transferred from the Company to the buyer. Seasonal goods are generally shipped to retailers prior to the selling season. The Company offers extended payment terms for pre-season orders.

    Inventories are stated at the lower of average cost or market. The Company principally contracts for the manufacture of its products in the U.S., Asia and Europe. Costs related to these inventories represent landed cost, which consists of the price paid to third party manufacturers, and inbound duties and freight.

    Trademarks and Intangibles consist primarily of trademarks and goodwill and are being amortized on a straight-line basis over forty years. Accumulated amortization at December 31, 1998 and 1997 was approximately $3.6 million and $2.8 million, respectively. Amortization expense was $860,000, $785,000 and $783,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

    Investment in La Sportiva S.p.A. The Company accounts for its 20% interest in La Sportiva S.p.A. using the equity method and the investment is included in other assets in the accompanying balance sheet.

    Product Warranty. Substantially all of the Company's products, except footwear, carry a lifetime warranty for defects in quality and workmanship which allows the Company to repair or replace, at its option, the products found to have a manufacturing defect. The Company maintains warranty departments in the U.S., Canada and Europe and repairs or replaces items returned under warranty. The Company's estimated liability for future warranty claims related to past sales at December 31, 1998, and 1997 is approximately $4.1 million and $4.2 million, respectively, of which the non-current portion of $3.0 million is classified as other long-term liabilities as of December 31, 1998 and 1997, respectively. The current portion of the warranty liability is $1.1 million and $1.2 million and is classified as other current liabilities as of December 31, 1998 and 1997, respectively. Warranty expense was approximately $1,504,000, $1,496,000 and $1,711,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

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

    Minority Interest. Minority interest represents redeemable preferred stock of La Sportiva USA owned by the majority shareholders of La Sportiva S.p.A. The redeemable preferred stock has a 1% cumulative dividend and is redeemable in minimum increments of $50,000 per year.

    Earnings Per Share. Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur upon exercise of outstanding stock options.

   The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):

                                              Years Ended December 31,
                                              ------------------------
                                               1998     1997    1996
                                              ------   ------   -----
Shares used to compute basic EPS              12,121   11,297   6,742
Add effect of dilutive securities:
      Stock options                              364      281     436
      Convertible preferred stock                 --       --   2,005
                                              ------   ------   -----
Shares used to compute diluted EPS            12,485   11,578   9,183
                                              ======   ======   =====


    In 1998, the Company adopted the requirements of Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 98, issued in February 1998, and began presenting its basic earnings per share data on a historical basis without giving retroactive effect to the conversion of all of its outstanding Series A Preferred Stock into 4,220,808 shares of Common Stock in connection with the Company's initial public offering of its Common Stock in 1996. The pro forma basic earnings per share and shares used in pro forma basic earnings per share calculations for the year ended December 31, 1996, reflect this conversion as of the beginning of the year. Pro forma basic earnings per share for the year ended December 31, 1996 was $0.55.

    Stock-Based Compensation. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-based Compensation (SFAS No. 123)", allows either adoption of a fair value method for accounting for stock-based compensation plans or continuation of accounting under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employee", and related interpretations with supplemental disclosures. The Company has chosen to account for its stock options using the intrinsic value based method prescribed in APB Opinion No. 25 and, accordingly, does not recognize compensation expense for stock option grants made at an exercise price equal to or in excess of the fair market value of the stock at the date of grant. Pro forma net income and earnings per share amounts as if the fair value method had been adopted are presented in Note 13. SFAS No. 123 does not impact the Company's results of operations, financial position or cash flows.

    Derivatives. Gains and losses on forward foreign exchange contracts used to hedge foreign currency denominated receivables are recognized currently. Gains and losses related to qualifying hedges of preseason orders (which are considered firm commitments) are deferred and recognized in income when the hedged transaction occurs.

    Comprehensive Income. In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all non-owner changes in stockholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments and is presented in the statement of shareholders equity.

    Estimated Fair Value of Financial Instruments. SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of the estimated fair value of financial instruments. The carrying values of cash and cash equivalents, accounts receivable and accounts payable approximates their estimated fair values due to the short-term nature of those instruments. The carrying value of the Company's debt approximates its estimated fair value based on interest rates available to the Company and debt instruments with similar terms.

    Segment Data. During the year ended December 31, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS 131 supersedes SFAS 14, "Financial Reporting for Segments of a Business Enterprise", replacing the "industry segment" approach with the "management" approach. The management approach designates the internal reporting that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas and major customers. The adoption of SFAS 131 did not affect results of operations or the financial position of the Company but did affect the disclosure of segment information.

    New Accounting Pronouncement.   In June 1998, the Financial Accounting
Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999 and is not to be applied retroactively to financial statements for prior periods. Management is in the process of evaluating the impact, if any, SFAS 133 will have on the Company's financial statements.

    Reclassifications. Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform with the 1998 presentation. Such reclassifications had no effect on earnings.

3.  INVESTMENTS IN LA SPORTIVA BUSINESSES

    On July 2, 1998, the Company acquired a 20% interest in La Sportiva S.r.l., a premier manufacturer and distributor of trekking, mountaineering, and climbing footwear located in Ziano di Fiemme, Italy for a purchase price of $2.5 million, and incurred direct costs of approximately $0.6 million, for a total purchase price of approximately $3.1 million. In August 1998, La Sportiva S.r.l. changed its name to La Sportiva S.p.A. The majority shareholders of La Sportiva S.p.A. have a "put option" which may require the Company to purchase, in a single transaction, an additional 31% interest in La Sportiva S.p.A. for 6.8 billion lira ($4.1 million at December 31, 1998). This put option may be exercised at any time during the period beginning on July 1, 2000 and ending on July 1, 2003. After the expiration of the "put option" and until December 31, 2004, the Company may exercise a "call option" which, if exercised, would require the majority shareholders of La Sportiva S.p.A. to sell an additional 31% interest to the Company for 6.8 billion lira ($4.1 million at December 31, 1998). The Company has accounted for its 20% interest in La Sportiva S.p.A. under the equity method. The purchase price of La Sportiva S.p.A. exceeded the Company's proportionate share of the net assets acquired by $2.4 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years.

    In October 1998, the Company entered into a foreign exchange contract, whereby it hedged the potential future payment of the put and call options of
6.8 billion lira ($4.1 million in December 31, 1998). In connection with that transaction, in the fourth quarter of 1998 the Company recorded a $231,000 foreign exchange loss in its statement of operations.

    Summary financial information for La Sportiva S.p.A. as of December 31,
1998 and for the period from July 2, 1998 to December 31, 1998 is as follows (in thousands):

     Current assets                                              $ 6,253
     Noncurrent assets                                             6,339
                                                                 -------
     Total assets                                                $12,592
                                                                 =======

     Current liabilities                                         $ 4,701
     Noncurrent liabilities                                        4,170
                                                                 -------
     Total liabilities                                             8,871
     Shareholders' equity                                          3,721
                                                                 -------
     Total liabilities and shareholders' equity                  $12,592
                                                                 =======

     Net sales, including sales to La Sportiva USA of $1,013     $ 4,474
     Income before income taxes                                       85
     Net income                                                       14

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

    Pro forma financial information is not presented for the acquisition of La Sportiva USA as the effect of the acquisition would not have been material to the consolidated results of operations of the Company for the years ended December 31, 1998 and 1997.

4.  OTHER OPERATING EXPENSES

    During the year ended December 31, 1998, the Company recorded expenses of $7.4 million, related to the closing of an out-dated manufacturing facility in Scotland; the closure of its Canadian distribution facility; the termination of its German sales agent; relocating a portion of its corporate headquarters to Carbondale, Colorado; the realignment of its San Leandro, California administrative facility; and establishing a Hong Kong operation to facilitate sourcing of products in Asia. Such costs consisted primarily of employee termination costs, relocation and travel costs, temporary facility costs and the disposal of property and equipment. Such costs were expensed as incurred. The Company expects to incur another approximately $1.3 million in operating expenses related to the relocation of a portion of its corporate headquarters and the establishment of its Hong Kong operation in 1999.

5.  ACCOUNTS RECEIVABLE

    The allowance for doubtful accounts was $1,743,000, $1,321,000 and $1,282,000 as of December 31, 1998, 1997 and 1996, respectively. Write-offs to accounts receivable during the years ended December 31, 1998, 1997 and 1996 were approximately $377,000, $239,000 and $212,000, respectively.

    During the years ended December 31, 1998, 1997 and 1996, no customer accounted for more than 10% of net sales.

6.  INVENTORIES

    Inventories as of December 31, 1998 and 1997 consist of (in thousands):

                                           1998                1997
                                         -------             -------
Finished goods                           $51,655             $41,637
Work in progress                             239                 789
Raw materials                              5,563               4,256
                                         -------             -------
Total inventories                        $57,457             $46,682
                                         =======             =======

7.  PROPERTY AND EQUIPMENT

    Property and equipment as of December 31, 1998 and 1997 consist of (in thousands):

                                                    1998             1997
                                                  --------         -------
Leasehold improvements                            $ 10,500         $ 7,287
Furniture, fixtures and office equipment            27,167          16,630
Machinery and equipment                              2,578           1,965
                                                  --------         -------
                                                    40,245          25,882
Less accumulated depreciation and amortization     (14,329)         (8,358)
                                                  --------         -------
Total property and equipment, net                 $ 25,916         $17,524
                                                  ========         =======

    Depreciation and amortization expense related to property and equipment was $6,637,000, $4,218,000, and $2,302,000 for the years ended December 31, 1998,
1997 and 1996, respectively. Maintenance and repair expense was $740,000, $648,000 and $671,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

    In December 1997, in connection with the decision to abandon an information system project, the Company wrote off capitalized system implementation costs of $2.9 million.

8.  INCOME TAXES

    The Company's pre tax income before extraordinary items consisted of (in thousands):

                     FOR THE YEARS ENDED DECEMBER 31,
                     --------------------------------

                         1998     1997      1996
                        ------   -------   ------
          U.S.          $2,127   $ 8,582   $6,332
          Foreign        3,716     4,564    2,943
                        ------   -------   ------
                        $5,843   $13,146   $9,275
                        ======   =======   ======

    The provision for income taxes consists of the following (in thousands):

                             For the Years Ended December 31,
                            ---------------------------------
                              1998        1997        1996
                             ------      ------      ------
Federal:
 Current                     $1,261      $2,698      $2,514
 Deferred                      (434)         61        (338)
State:
 Current                        374         632         679
 Deferred                      (257)        240         (80)
Foreign:
 Current                      1,600       1,805         879
 Deferred                      (293)       (245)        (43)
                             ------      ------      ------
                             $2,251      $5,191      $3,611
                             ======      ======      ======

    Reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate is as follows:

                                               For the Years Ended December 31,
                                               --------------------------------
                                                   1998     1997     1996
                                                   ----     ----     ----
Statutory rate                                     34.0%    34.0%    34.0%
State income taxes, net of federal benefit          3.1%     4.3%     4.3%
Other                                               1.4%     1.2%     0.6%
                                                   ----     ----     ----
Effective income tax rate                          38.5%    39.5%    38.9%
                                                   ====     ====     ====

    Deferred income taxes for the Company reflect the tax effects of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws.

    Significant components of the net deferred tax assets as of December 31, 1998 and 1997 are as follows (in thousands):

                                                 1998                1997
                                               -------             -------
Deferred tax assets:
Inventory costs not yet deductible             $ 2,281             $ 1,691
Depreciation                                       657                 599
Liabilities not yet deductible for tax           3,356               3,030
                                               -------             -------
                                                 6,294               5,320
                                               -------             -------
Deferred tax liabilities:
Depreciation                                        --                 (97)
Intangibles                                     (4,154)             (3,758)
Liabilities deductible for tax not book         (1,143)               (822)
                                               -------             -------
                                                (5,297)             (4,677)
                                               -------             -------
Net deferred tax assets                        $   997             $   643
                                               =======             =======
Current asset                                    3,793               2,865
Long-term liability                             (2,796)             (2,222)
                                               -------             -------
                                               $   997             $   643
                                               =======             =======

    The cumulative amount of undistributed earnings of the European and Canadian subsidiaries, which the Company intends to indefinitely reinvest outside of the United States and upon which deferred income taxes are not provided, is approximately $12.0 million at December 31, 1998.

9.  EMPLOYEE BENEFIT PLANS

    The Company's European subsidiary has a contributory defined benefit pension plan covering substantially all full-time employees. Benefits are based on years of service and compensation. The Company funds the plan in amounts not less than the minimum statutory requirements in the United Kingdom. The plan's assets consist of a mutual fund which invests in equity securities.

    Net pension plan expense (income) consisted of the following for the years ended December 31 (in thousands):

                                               1998          1997         1996
                                              -----         -----        -----
Service cost                                  $ 100         $ 101        $  76
Interest cost                                   358           291          222
Expected return on plan assets                 (324)         (269)        (101)
Recognized net actuarial gain                  (186)          (14)        (101)
                                              -----         -----        -----
Net pension plan expense (income)             $ (52)        $ 109        $  96
                                              =====         =====        =====

    The changes in the projected benefit obligation and plan assets for the years ended December 31 were as follows (in thousands):

                                                          1998         1997
                                                        ------       ------
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year       $3,981       $3,118
Service cost                                               100          101
Interest cost                                              358          291
Actuarial loss (gain)                                     (195)         843
Benefits paid                                             (163)        (372)
                                                        ------       ------
Projected benefit obligation at end of year              4,081        3,981
                                                        ------       ------
Changes in plan assets:
Fair value of plan assets at beginning of year           3,600        2,571
Actual return on plan assets                               257          944
Employer contributions                                     355          399
Employee contributions                                      58           58
Benefits paid                                             (163)        (372)
                                                        ------       ------
Fair value of plan assets at end of year                 4,107        3,600
                                                        ------       ------
Pension asset (liability)                               $   26       $ (381)
                                                        ======       ======

    The weighted average assumptions for 1998 and 1997 were as follows:

    Discount rate                             9%
    Expected return on plan assets            9%
    Rate of compensation increase             7%

    Effective January 1998, the Company has made available a profit sharing retirement plan. Under the plan employee and company contributions qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code.
Under the 401(k) plan, the Company offers a discretionary match, based on company growth and profits (paid in The North Face, Inc., Common Stock). Employee contributions are always 100% vested. Employer contributions will be vested at 20% per year; 100% after five years. The Company's Board of Directors has approved the allocation of a 25% matching contribution on a maximum of 6% of employee compensation contributed to the plan in accordance with the terms of the plan for the year ended 1998. The Company's matching contribution for the year ended December 31, 1998 was $130,000.

    The Company's subsidiary, La Sportiva USA, also has a 401(k) plan. La Sportiva USA makes discretionary matching contributions up to 15% of the participant's annual salary. Employee contributions are 100% vested. Company matching contributions made by La Sportiva USA vest over a period of six years. La Sportiva USA made discretionary contributions for the period from July 2, 1998 through December 31, 1998 in the amount of $44,000.

10. DEBT

    Total debt as of December 31, 1998 and 1997 consists of the following (in thousands):

                                              1998                   1997
                                           --------               --------
Revolving line of credit                   $ 55,107               $ 24,400
Term note                                     5,000                  5,000
Mortgage                                         72                     96
Notes payable                                   499                    962
                                           --------               --------
Total                                        60,678                 30,458
Less:  current portion                      (55,778)               (25,639)
                                           --------               --------
Long-term debt                             $  4,900               $  4,819
                                           ========               ========

    Aggregate principal payments for the next five years subsequent to December 31, 1998 are as follows:

             1999                       $55,778
             2000                         1,130
             2001                         1,020
             2002                         1,000
             2003                         1,750
                                        -------
                                        $60,678
                                        =======

    In September 1998, the Company entered into a new five year Global Senior Secured Revolving Credit Facility (the "New Credit Facility") with The Industrial Bank of Japan, Limited, New York Branch (as syndication agent and documentation agent), and IBJ Whitehall Business Credit Corporation (as arrangers, collateral agent and as administrative agent for itself and the other lenders), and other financial institutions (the "Financial Institutions"). The New Credit Facility includes a term note, a revolving line of credit and a letter of credit facility. The term note (availability up to $15 million) is payable in equal quarterly installments based on a five year amortization of the outstanding term loan from the last day of the term loan availability period with payments commencing on October 1, 1999, but the outstanding principal balance shall be due and payable in full on the termination date which is September 2003. The term note carries interest payable monthly at the higher of
(a) the bank's base commercial lending rate minus one-half of one percent (.50%) and (b) one-half of one percent (.50%) above the federal funds effective rate plus the applicable margin. The Company had an outstanding $5 million term note as of December 31, 1998, with the interest rate of 7.25%. The revolving line of credit provides for borrowing up to $115 million with the actual borrowings limited to available collateral, representing eligible receivables and inventory (approximately $91.9 million of gross availability as of December 31, 1998, of which the Company borrowed $55.1 million at December 31, 1998). Interest on the revolving line of credit is payable monthly at a rate of either (1) the prime rate which is the higher of (a) the bank's base commercial lending rate minus
 .50% and (b) .50% above the federal funds effective rate plus the applicable margin, or (2) LIBOR plus the applicable margin, at the option of the Company. The average interest rate was 7.15% at December 31, 1998. The revolving line of credit agreement provides a sublimit facility for letters of credit up to a maximum of $40 million (approximately $10.5 million outstanding as of December 31, 1998). Fees for outstanding letters of credit are payable quarterly at 1.5% per annum. The Company also pays a monthly unused line fee on the revolver at
 .375% per annum. Borrowings and outstanding letters of credit under the New Credit Facility are secured by substantially all of the assets of the Company. The New Credit Facility includes certain financial covenants and restrictions on new indebtedness and the payment of cash dividends. On May 3, 1999, the Company received a written waiver from the Financial Institutions for violations of certain of the Company's non-financial covenants set forth in the agreements relating to the New Credit Facility that existed at that date.

    In 1996, connection with the restructuring of the credit facility at the date of the initial public offering, the Company recorded a noncash extraordinary loss of $186,000, net of tax benefits of $124,000, representing the write-off of the remaining deferred debt issuance costs.

    In 1996, the Company repaid $24.3 million of its subordinated debt using proceeds of the Company's initial public offering and secondary offering and recorded a noncash extraordinary loss of $677,000, net of tax benefits of $451,000, representing the write off of the remaining deferred debt issuance costs.

11. LEASES

    The Company leases buildings, equipment and vehicles under non-cancelable lease agreements that expire at various dates through 2006. The leases generally provide for renewal options for periods ranging from three to ten years. The building leases generally provide for additional rents based on store sales and for payment of taxes, insurance and maintenance expenses related to the leased assets.

    Future minimum lease payments under all leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1998 are as follows (in thousands):

                                                  CAPITAL     OPERATING
YEARS ENDING DECEMBER 31,                         LEASES       LEASES
-------------------------                         -------     ---------
1999                                                $ 217      $ 6,305
2000                                                  350        5,885
2001                                                  137        4,488
2002                                                   15        2,923
2003                                                   --        1,689
Thereafter                                             --        2,354
                                                    -----      -------
Minimum lease commitments                             719      $23,644
                                                               =======
Less:  amount representing interest                  (127)
                                                    -----
Present value of net minimum lease payments           592
Less:  current portion                               (132)
                                                    -----
Long-term portion                                   $ 460
                                                    =====

    The cost of property under capitalized leases was $636,000 and $468,000, as of December 31, 1998 and 1997, respectively, and primarily represents furniture, fixtures and office equipment. Accumulated amortization related to these leases was approximately $350,000 and $303,000 as of December 31, 1998 and 1997, respectively.

    Rental expense for operating leases was as follows (in thousands):

                                     1998            1997           1996
                                    ------          ------         ------
Minimum rentals                     $5,375          $4,651         $3,783
Contingent rentals                     215              90             98
                                    ------          ------         ------
                                    $5,590          $4,741         $3,881
                                    ======          ======         ======

12. COMMITMENTS AND CONTINGENCIES

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

    Purchase Commitments. The Company has approximately $46.2 million and $50.2 million of purchase commitments as of December 31, 1998 and 1997, respectively, related to goods ordered for future production in the normal course of business. Certain of these commitments are collateralized by outstanding letters of credit. See Note 10.

    Derivatives. The Company's international subsidiaries sell merchandise throughout Europe and Canada. These sales are denominated in the local currency of the retailer's country. Additionally, certain of the purchases of the Company's international subsidiaries are denominated in U.S. dollars. To protect the Company from the risk that the eventual net cash inflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates, the Company's subsidiaries enter into forward exchange contracts and options (hedging instruments) to hedge their foreign denominated accounts receivable, matched firm orders and anticipated orders. At December 31, 1998, the Company held the following foreign currency derivatives:

                         OPEN        OPEN               CURRENCY VALUE
                       CONTRACT    CONTRACT            EXPIRATION DATES
                       CURRENCY   U.S. DOLLAR  FAIR    ----------------
CURRENCY                VALUE       VALUE      VALUE    1999      2000
--------------         --------   -----------  -----    ------    -----
(In thousands)

Contracts:

Euro                   33,276      $39,202     $ 199    28,362    4,914
Swedish Kroners        25,143        3,260       159    20,943    4,200
Danish Kroners         27,934        4,414        20    27,934       --
Swiss Francs            3,178        2,348        37     3,178       --
Canadian Dollars       12,500        8,126       (42)   12,500       --
British Pounds         10,307       16,931      (405)   10,307       --

Options:

Canadian Dollars        3,375        2,375       170     3,375       --
                      -------      -------     -----   -------    -----
Total                 115,713      $76,656     $ 138   106,599    9,114
                      =======      =======     =====   =======    =====

13.  STOCKHOLDER'S EQUITY

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

     On May 13, 1998, an employment agreement was executed between the Company and James G. Fifield, its Chief Executive Officer, President and Director. In connection with the employment agreement in May 1998, the Company sold 665,060 shares of its common stock to Mr. Fifield for $21.125 per share for a total of $14,049,000. Mr. Fifield pledged 310,030 shares of the common stock in connection with a full recourse promissory note in favor of the company for the principal sum of $6,549,000. In June 1998, the promissory note plus interest at an annual rate of 5.43% was repaid by Mr. Fifield and the 310,030 pledged shares
of common stock were issued to Mr. Fifield.   In connection with the same
employment agreement, the Company granted Mr. Fifield options to purchase 900,000 shares of the Company's common stock.

     Preferred Share Purchase Rights. The Company has 4,000,000 shares of authorized preferred stock of which 100,000 shares have been designated as Series A participating preferred stock. On July 6, 1998, pursuant to a Preferred Shares Rights Agreement between the Company and American Stock Transfer & Trust, Co. as Rights Agent, the Company's Board of Directors declared a dividend of one right (a "Right") to purchase one one-thousandth of a share of the Company's Series A participating preferred stock, $1.00 par value per share, ("Series A Preferred") for each outstanding share of common stock, $0.0025 par value per share, of the Company. The dividend was provided to stockholders of record as of the close of business on July 20, 1998. Each Right entitles the registered holder to purchase from the Company, under certain circumstances, one one-thousandth of a share of Series A preferred at an exercise price of $140.00 subject to adjustment. Each share of Series A participating preferred stock entitles the holder to 1,000 votes on all matters submitted the vote of the shareholders.

     Preferred Stock. Upon consummation of the Company's initial public offering, all outstanding shares of the Company's Preferred Stock, including accrued dividends, were converted into 4,220,808 shares of Common Stock. Preferred Shareholders were entitled to dividends of 10% of the face value payable quarterly in either cash or additional shares of Preferred Stock, were convertible into Common Stock, carried liquidation preferences of face value and had voting rights on an as-converted basis.

     1994 Stock Incentive Plan. In 1994, the Company adopted the 1994 Stock Incentive Plan (the "1994 Plan") to issue non-qualified stock options ("NQSOs") to purchase shares of common stock. All NQSOs were granted at an exercise price that was, at the time of grant, an amount equal to the fair market value of a share of common stock, as determined by the Board of Directors. Additionally, 1,159,950 restricted shares of common stock were granted under the 1994 Plan pursuant to the payment of cash and delivery of promissory notes totaling $261,250 due June 7, 2004, bearing interest at a rate of 9.0% per annum. As of December 31, 1998, substantially all of the restricted stock had been converted into common stock and the promissory notes had been repaid. The Company currently does not anticipate making additional grants under the 1994 Plan.

     1995 and 1996 Stock Incentive Plans. The Company's 1995 Stock Incentive Plan (the "1995 Plan") was adopted by the Company in April 1995, and the Company's 1996 Stock Incentive Plan (the "1996 Plan") was adopted by the Company in May 1996. The terms of the 1995 Plan and the 1996 Plan (together, the "Option Plans") are substantially the same, except where noted below.

     A maximum of 1,524,820 shares of common stock (subject to adjustment in the case of certain stock splits, stock dividends, and reorganizations) have been reserved for issuance pursuant to options granted under the Option Plans. NQSOs granted under the 1995 Plan and NQSOs granted to officers under the 1996 Plan become fully vested on June 7, 2004, with accelerated vesting over four years based upon specified performance goals and expire on June 7, 2004. NQSOs granted under the 1996 Plan to employees vest over 4 years and expire on June 7, 2004. In the first quarter of 1998 an amendment to the Company's 1996 Plan was ratified by shareholders to increase the number of shares of common stock reserved for issuance by 600,000 shares. The Company currently does not anticipate making additional grants under the 1995 Plan.

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

     1998 Nonstatutory Stock Option Plan. The Company's 1998 Nonstatutory Stock Option Plan was adopted in May 1998 and amended in September 1998. A maximum of 1,700,000 shares have been reserved for issuance pursuant to options granted under the Plan. NQSO's granted under the 1998 Plan vest as determined by the Plan Administrator. The term of the Plan is ten years and should expire in March 2008.

     Activity for all of the Company's stock option plans from January 1, 1996 through December 31, 1998 was as follows:

                                     1998                    1997                    1996
                             ---------------------   ---------------------   ---------------------
                                          WEIGHTED                WEIGHTED                WEIGHTED
                                          AVERAGE                 AVERAGE                 AVERAGE
                                          EXERCISE                EXERCISE                EXERCISE
                              Shares       PRICE       SHARES      PRICE       SHARES      PRICE
                             --------     --------   ---------    --------   ---------    --------
Outstanding, beginning of
 year                        1,146,666      $12.41   1,069,602      $ 6.60   1,080,008      $ 0.90
  Granted                    4,368,400       15.03     492,600       18.52     431,430       14.52
  Exercised                   (177,018)       3.27    (286,011)       1.93    (379,450)       0.73
  Cancelled                 (2,089,739)      19.18    (129,525)      10.84     (62,386)       0.23
                            ----------               ---------               ---------
Outstanding, end of year     3,248,309      $12.08   1,146,666      $12.41   1,069,602      $ 6.60
                            ==========               =========               =========
Options exercisable at
 year end                      498,572      $ 6.12     390,071      $ 4.31     533,833      $ 1.09
                            ==========      ======   =========      ======   =========      ======
Weighted average fair
 value of options
 granted during the year                    $ 8.12                  $ 7.35                    5.05
                                            ======                  ======                  ======

     The following table summarizes additional information about stock options outstanding at December 31, 1998.

                                      OPTIONS OUTSTANDING             OPTIONS EXERCISABLE
                              ------------------------------------   ----------------------
                                             WEIGHTED
                                              AVERAGE     WEIGHTED                 WEIGHTED
                                             REMAINING    AVERAGE                  AVERAGE
       RANGE OF                 SHARES      CONTRACTUAL   EXERCISE     SHARES      EXERCISE
    EXERCISE PRICES           OUTSTANDING      LIFE        PRICE     OUTSTANDING    PRICE
    ---------------           -----------   -----------   --------   -----------   --------
$0.22    To   $ 3.38              252,490          5.44     $ 1.36       220,865     $ 1.22
 9.56    To    14.38            2,149,444          9.44       9.77       273,082       9.79
18.22    To    25.63              846,375          9.29      21.12         4,625      23.20
                                ---------                                -------
$0.22    To   $25.63            3,248,309          9.09      12.08       498,572       6.12
                                =========                                =======

     In September 1998, options to purchase 1,803,650 shares of common stock were repriced from a weighted average exercise price of $19.65 to a weighted average exercise price of $9.625 which was equal to market value at the date of repricing. Options issued to certain of the Company's outside Directors and certain other individuals were not included in the repricing.

     Employee Stock Purchase Plan. The 1996 Employee Stock Purchase Plan (the "Employee Plan"), adopted in May 1996, reserves a total of 150,000 shares of common stock for issuance. Under the Employee Stock Purchase Plan, eligible full-time employees can choose to have up to 10% of their annual base earnings withheld to purchase the company's common stock. The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. During 1998 and 1997, employees purchased approximately 17,100 and 15,800 shares respectively at an average price of $15.28 and $15.95 respectively. At December 31, 1998, 112,006 shares are available for future issuance.

     Pro Forma Stock Option Information. The Company accounts for its stock-based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To Employees" and its related interpretations. No compensation cost has been recognized in the financial statements for employee stock arrangements.

     Had compensation cost for the Company's stock-based compensation plans been recorded in accordance with the fair value method of SFAS 123, the Company's net income and earnings per share for 1998, 1997 and 1996 would approximate the following pro forma amounts (in thousands, except per share data):

                                       1998          1997          1996
                                      ------        ------        ------
Net income:
 As reported                          $3,592        $7,955        $4,801
 Pro forma                            $1,442         6,957         4,595

Diluted net income per share:
 As reported                          $ 0.29        $ 0.69        $ 0.62
 Pro forma                            $ 0.13        $ 0.61        $ 0.51

     For purposes of computing the above pro forma amounts, the fair value of each option granted during 1998, 1997, and 1996 was estimated as of the date of grant using the Black-Scholes option-pricing model. This model requires subjective assumptions, including future stock price volatility and expected date of exercise, which greatly affects the calculated values. The following weighted average assumptions were used in calculating the fair value of the options granted: (i) dividend yield of 0% for 1998, 1997 and 1996; (ii) expected volatility of 78.5% for 1998, 58.6% for 1997, and 45% (for options granted subsequent to the filing of the S-1 in connection with the initial public offering through December 31, 1996); (iii) risk-free interest rate of 5.32%, 6.56% and 6.38% for 1998, 1997 and 1996 respectively; and (iv) expected life from vesting to exercise of 6 months for 1998, 1997 and 1996. Forfeitures are recognized as they occur.

     The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future pro forma amounts, because the fair valued method has not been applied to awards granted prior to 1995.


14.  SEGMENT INFORMATION

     The Company manages its business segments primarily based on sales distribution channels. The Company's reportable segments are wholesale and Company-operated retail. Sales to wholesale customers include sales to the U.S. government. Both operating segments sell products as further described in Note 1.

     The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" in Note 2. The Company evaluates the performance of its segments based solely on net sales and gross profit. The Company does not separately identify assets or liabilities of the segments for management reporting purposes.

     Summary information by segment for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                                      1998           1997           1996
                                    --------       --------       --------
Net sales:
 Wholesale                          $202,747       $168,543       $125,458
 Company-operated retail              44,349         34,704         32,768
                                    --------       --------       --------
  Total                             $247,096       $203,247       $158,226
                                    ========       ========       ========
Gross profit:
 Wholesale                          $ 88,542       $ 73,542       $ 51,760
 Company-operated retail              23,420         18,941         18,271
                                    --------       --------       --------
  Total                             $111,962       $ 92,483       $ 70,031
                                    ========       ========       ========

     Net sales and long-lived assets related to operations in the United States, Canada and Europe as of and for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                               1998                1997                1996
                             --------            --------            --------
Net sales:
 United States               $186,443            $150,798            $120,027
 Canada                        14,546              12,661               9,462
 Europe                        46,107              39,788              28,737
                             --------            --------            --------
  Total                      $247,096            $203,247            $158,226
                             ========            ========            ========
Long-lived assets:
 United States               $ 63,319            $ 46,195            $ 41,088
 Canada                         1,798               1,665                 802
 Europe                         2,608               1,628                 750
                             --------            --------            --------
  Total                      $ 67,725            $ 49,488            $ 42,640
                             ========            ========            ========

  Net sales relating to major product types for the years ended December 31, 1998, 1997 and 1996 are as follows (in thousands):

                      1998                1997                1996
                    --------            --------            --------
Outerwear           $123,212            $ 98,291            $ 81,862
Equipment             35,829              40,235              39,829
Tekware(R)            33,072              24,130              10,302
Other                 54,983              40,591              26,233
                    --------            --------            --------
                    $247,096            $203,247            $158,226
                    ========            ========            ========

15.  SUBSEQUENT EVENTS

     On January 11, 1999, the Company issued 206,188 shares of common stock at $12.125 per share as consideration for the purchase of land to be used for its new corporate headquarters in Carbondale, Colorado.

     In February 1999, the Company entered into an interim agreement with a logistics company to outsource the distribution of its products in the United States. In February 1999, the Company announced that it would be closing its leased Vacaville, California distribution center in July 1999 and will move its primary U.S. distribution center to Lenexa, Kansas. In February 1999, the Company notified the employees of the Vacaville distribution center that their employment with the Company would be terminated in July 1999. The Company also notified each employee in February 1999 of the amount of their severance pay. The Company anticipates that it will incur employee termination costs in connection with the Vacaville distribution center closure of approximately $250,000 in 1999.

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

     In connection with the Transactions and following the Company's accounting related announcements, which reported the restatement of the Company's 1997 Consolidated Financial Statements and the 1998 interim Condensed Consolidated Financial Statements, several lawsuits have been filed against the Company. There can be no assurance that the Company will successfully defend these lawsuits. Regardless of whether the Transactions are consummated or of the outcome of these lawsuits, the Company will likely incur significant related expenses and costs that could have a material adverse effect on the Company's business and operations.

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

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and the Stockholders of The North Face, Inc.:

We have audited the accompanying consolidated balance sheets of The North Face, Inc. and its subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The North Face, Inc. and its subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP


Deloitte & Touche LLP
San Francisco, California
May 6, 1999

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

     The Company's accounting systems include controls designed to reasonably assure that assets are safeguarded from unauthorized use or disposition and which provide for the preparation of financial statement in conformity with generally accepted accounting principles. These systems are supplemented by the selection and training of qualified financial personnel and an organizational structure providing for appropriate segregation of duties.

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


/s/ James G. Fifield                       /s/ Jeffrey C. Mack
    James G. Fifield                           Jeffrey C. Mack
    Chief Executive Officer & President        Acting Chief Financial Officer

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

DIRECTORS AND EXECUTIVE OFFICERS OF THE NORTH FACE, INC.

NAME                            AGE   POSITION
-----------------------         ----  ------------------------------------------
Marsden S. Cason                 56   Chairman
William N. Simon                 51   Vice Chairman
James G. Fifield                 56   Chief Executive Officer, President and
                                      Director
Karl Heinz Salzburger            41   Chief Executive Officer The North Face
                                      (Europe), Inc.
Christopher F. Crawford          41   General Manager of California Operations
Jeffrey C. Mack                  36   Acting Chief Financial Officer
Robert P. Bunje                  54   Director
Michael F. Doyle                 56   Director
Michael J. Solomon               60   Director

     Mr. Cason has been Chairman of the Company since February 1997 and served as Chief Executive Officer of the Company from June 1994 to February 1997. From January 1993 to June 1994, Mr. Cason served as President and Director of TNF Holdings Company.

     Mr. Simon, has been Vice Chairman of the Company since May 1998. From March 1997, to May 1998, he served as the Company's President, CEO and Director. From December 1995, to March 1997, he served as the Company's President and Director. From January 1994, to December 1995, he was the Company's Vice Chairman. Mr. Simon holds a Bachelor of Arts degree from the University of California, Berkeley.

     Mr. Fifield has been President and CEO and Director of the Company since May, 1998 and a Director of the Company since September 1996. He comes to the Company from EMI Music where he served as its President and Chief Executive Officer during his ten-year tenure. Prior to joining EMI, Mr. Fifield was President and CEO of CBS/Fox Video, a leading worldwide home video company, from 1985 to 1988. Mr. Fifield was also with General Mills for twenty years where his last position was Group Executive Vice President of all consumer non-food operations. Mr. Fifield attended Southern Methodist University gaining Bachelors and Masters degrees in Business Administration.

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

     Mr. Crawford served as Chief Financial Officer of the Company from August 29, 1997 through March 30, 1999 and presently serves as General Manager of California Operations, a position to which he was appointed in July 1998. He comes to The North Face, Inc. from CFM Majestic, Inc. and Vermont Castings, Inc. where Mr. Crawford served as V. P. Business Development and Strategic Planning for CFM from May 1996 to May 1997. CFM is a premier manufacturer of wood and gas fired hearth products with sales of over $200 million. Mr. Crawford was Chief Financial Officer of Vermont Castings, Inc., which was acquired by CFM Majestic in 1996. Prior to that period, Mr. Crawford also spent 10 years at PacificCorp., Inc., a $13 billion diversified public utility, where he was involved in mergers and acquisitions, credit and internal audit. Mr. Crawford is a Certified Public Accountant and has a J. D. degree from Lewis and Clark Law School and a Bachelor of Science degree from California State University, Northridge and is a member of the Oregon Bar.

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

     Mr. Solomon, joined the Company's Board in August 1998. He is a 41-year veteran of the entertainment industry and since April 1994, has been Chairman and President of his own Company, Solomon Broadcasting International. Prior to that, since 1989 he was President of Warner Bros. International Television.
Mr. Solomon was educated at Boston's Emerson College and New York University's Evening School of Commerce (Stern School of Business). He holds an honorary Doctor of Law degree from Emerson College.

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

ITEM 11.  EXECUTIVE COMPENSATION.

EXECUTIVE OFFICER COMPENSATION

     The following table sets forth information regarding the annual compensation of the Company's Chief Executive Officer and the additional four most highly compensated executive officers of the Company (collectively, the "Named Executive Officers") for fiscal 1998.

                                                                                     LONG TERM
                                                                                   COMPENSATION
                                                                                      AWARDS
                                                                                 ------------------
                                                ANNUAL COMPENSATION                  NUMBER OF
   NAME AND PRINCIPAL                        --------------------------             SECURITIES              ALL OTHER
        POSITION               YEAR          SALARY               BONUS          UNDERLYING OPTIONS        COMPENSATION
   ------------------          ----          ------               -----          ------------------        ------------
James G. Fifield                1998       $305,769 (5)         $255,769 (2)               900,000          $    415  (1)
 President & CEO                1997       $     --             $     --                        --          $     --
                                1996       $     --             $     --                        --          $     --

William N. Simon                1998       $190,385 (6)               --                    40,000          $    864  (1)
 President & CEO                1997       $370,800             $147,949 (2)                50,000          $  1,200  (1)
                                1996       $360,000             $ 95,760 (3)                    --          $  1,200  (1)

Karl Heinz Salzburger           1998       $391,678             $240,000 (2)                30,000          $  2,206  (10)
 CEO of The North Face          1997       $138,716             $ 43,312 (7)                    --          $121,054  (7)
 (Europe) Ltd.                  1996       $     --             $     --                    80,000          $     --

Christopher F. Crawford         1998       $205,153 (14)        $164,123 (2)                70,000          $ 15,639  (9)
 General Manager                1997       $ 61,192             $ 24,605 (3)                30,000          $    222  (1)
 California Operations          1996       $     --             $     --                        --          $     --

Todd Katz                       1998       $360,000             $163,803 (2)                57,450          $ 88,706 (11)
 Vice President of Sales        1997       $158,769                                         37,000          $253,833 (1)(8)

Tucker Hacking                  1998       $195,878             $ 62,960 (2)                70,000          $ 18,974 (12)
 Vice President Product         1997       $150,000             $ 45,000 (3)                12,000          $    756 (1)
 Acquisition                    1996       $125,000             $ 27,000 (4)                 5,500          $    700 (1)

(1)   Represents life insurance premiums paid by the Company.

(2)   Paid in 1999 for service in 1998.

(3)   Paid in 1998 for service in 1997.

(4)   Paid in 1997 for service in 1996.

(5) Mr. Fifield became an employee of the Company on May 18, 1998. Mr. Fifield's salary was paid in 1998 for service from his date of hire to December 31, 1998. Mr. Fifield's annual salary is $500,000.

(6) Mr. Simon served as president and CEO until May, 1998 at which point Mr. Fifield became President and CEO. Mr. Simon's salary was paid in 1998 for service from January 1998 through May 1998. Mr. Simon's annual salary was $450,000.

(7) Mr. Salzburger became an employee of the Company on April 1, 1997. Mr. Salzburger's compensation includes director fees of $12,500 per month (for a total of 9 months) for services rendered as a director of The North Face (Europe) Ltd., usage of an automobile having an annual value of
      approximately $8,710 and a hiring bonus of $43,312.   Mr. Salzburger's
      annual salary is $250,000. Certain portions of Mr. Salzburger's compensation are denominated in Italian Lira and are set forth above in U.S. Dollars based upon year end exchange rates.

(8) Mr. Katz became an employee of the Company on January 1, 1997. Prior to becoming an employee, Mr. Katz was associated with the Company as the sole proprietor of a contracted sales agency. In 1997, the Company paid Mr. Katz $252,969 for activities performed in 1996. These payments represented gross revenue earned by Mr. Katz's sales agency.

(9)   Represents amounts paid for an auto allowance in 1998.

(10) In 1998, Mr. Crawford received $15,333 for relocation reimbursement and $306 for life insurance premiums.

(11) In 1998, Mr. Katz received $75,842 in relocation reimbursement, $12,000 in auto allowance and $864 in life insurance premiums.

(12) Mr. Hacking received $18,656 in relocation reimbursement and $318 in life insurance premiums.

(13) Mr. Crawford was Chief Financial Officer of the Company from August 29, 1997 to March 30, 1999.

OPTION GRANTS

The following table provides information with respect to the stock option grants made to each Named Executive Officer during 1998:

                                 NUMBER OF         % OF TOTAL       EXERCISE                    VALUE OF ASSUMED ANNUAL
                                 SECURITIES     OPTIONS GRANTED    PRICE PER                  RATES OF STOCK PRICE APPRE-
                                 UNDERLYING       TO EMPLOYEES       SHARE      EXPIRATION    CIATION FOR OPTION TERM (2)
NAME                           OPTION GRANTED   IN FISCAL YEAR        (1)          DATE             5%             10%
----------------------------   --------------   ----------------   ---------    ----------    ------------    -----------
William N. Simon  (3)                  40,000               1.6%     $ 9.625      09/04/08     $  212,261     $   522,810
James G. Fifield  (3)                 500,000              19.5%     $21.313      05/18/08     $5,875,229     $14,470,970
                                      400,000              15.6%     $ 9.625      05/18/08     $2,122,614     $ 5,228,099
Karl Heinz Salzburger  (4)             30,000               1.2%     $ 9.625      09/04/08     $  159,196     $   392,107
Todd Katz  (4)                         25,000               1.0%     $ 9.625      09/04/08     $  132,663     $   326,756
                                       32,450               1.3%     $ 9.625      09/04/08     $  172,197     $   424,129
Christopher F. Crawford  (4)           45,000               1.8%     $ 9.625      09/04/08     $  238,794     $   588,161
                                       25,000               1.0%     $ 9.625      09/04/08     $  132,663     $   326,756
Tucker Hacking  (4)                    25,000               1.0%     $ 9.625      09/04/08     $  132,663     $   326,756
                                       45,000               1.8%     $ 9.625      09/04/08     $  238,794     $   588,161

(1) All options that were granted will exercise prices equal to the fair market value of the Common Stock on the date of the grant.

(2) The potential realizable value through the expiration date of the options has been determined on the basis of the fair market value of the shares at the time the options were granted, compounded annually over the term of the option, net of the price. These values have been determined based upon assumed rates of appreciation and are not intended to forecast the possible future appreciation, if any, of the price or value of the Company's Stock.

(3) The options become exercisable on 5/19/08 unless certain targets are met as determined by the Company's Board of Directors, in which case the options vest as specified in the employment agreement dated as of 5/13/98.

(4) The options become exercisable on 9/04/08 unless certain financial targets are met as determined by the Company's Board of Directors, in which case the options vest one quarter each year, over four years beginning 1999. Such targets were met with respect to 1998, and one quarter of such options shall vest in September 1999 according to the terms of the option vesting schedule.

OPTION EXERCISES AND VALUE

     The following table summarizes the number of options exercised in 1998, the number of securities underlying unexercised options and the value of such options on an aggregated basis held by each Named Executive Officer at December 31, 1998:

                           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES
                                                                                                     VALUE OF UNEXERCISED
                              SHARES                               NUMBER OF UNEXERCISED             IN-THE MONEY OPTIONS
                             ACQUIRED                          OPTIONS AT FISCAL YEAR-END            AT FISCAL YEAR END(1)
                                ON             VALUE
  NAME                       EXERCISE       REALIZED (2)       EXERCISABLE     UNEXERCISABLE     EXERCISABLE     UNEXERCISABLE
---------                   ----------   ------------------   -------------   ---------------   -------------   ---------------
James G. Fifield                     -                   -                -           900,000               -        $1,350,000

William N. Simon               100,000          $2,440,247          222,706            40,000      $2,219,444        $  135,000

Karl Heinz Salzburger                -                   -           40,000            70,000      $  135,000        $  236,250

Christopher F. Crawford              -                   -            7,500            92,500      $   25,313        $  312,188

Todd Katz                        2,776          $   77,034           10,637            86,587      $   47,688        $  304,019

Tucker Hacking                  21,038          $  554,818            6,938            81,774      $   75,619        $  276,057

-----------------------
(1) Based on the difference between the closing market price of the Common Stock at December 31, 1998, which was $13.00, and the option exercise price. The actual value of unexercised options fluctuates with the market price of the Common Stock.
(2) Based on the difference between the fair market value of the Common Stock at the date of exercise and the exercise price.

REPORT ON REPRICING OF OPTIONS

     The following table contains information about adjustments made by the Company in the last ten years to the exercise prices of outstanding options held by the Company's executive officers. All adjustments were done by cancellation of the original options and the grant of a new option with exercise prices equal to the fair market value of the Common Stock on the date of grant.

                           TEN YEAR OPTION REPRICINGS

                                                                                                                     LENGTH OF
                                                       NUMBER OF        MARKET                                        ORIGINAL
                                                       SECURITIES      PRICE OF                                     OPTION TERM
                                                       UNDERLYING      STOCK AT     EXERCISE PRICE       NEW        REMAINING AT
                                       DATE OF          OPTIONS        TIME OF        AT TIME OF       EXERCISE        DATE OF
NAME AND PRINCIPAL POSITION           REPRICING         REPRICED      REPRICING        REPRICING        PRICE        REPRICING
---------------------------           ---------        ----------     ---------     --------------     --------     -------------
James  G. Fifield                 September 4, 1998      300,000         $9.625           $20.938        $9.625       9.8 years
     President & CEO(1)           September 4, 1998      100,000         $9.625           $20.938        $9.625       9.8 years


William N. Simon                  September 4, 1998       50,000         $9.625           $20.875        $9.625       8.3 years
     President & CEO(1)           September 4, 1998       40,000         $9.625           $20.500        $9.625       9.8 years


Karl Heinz Salzburger             September 4, 1998       80,000         $9.625           $20.340        $9.625       8.3 years
      CEO of The North Face       September 4, 1998       30,000         $9.625           $20.500        $9.625       9.8 years
       ( Europe ) Ltd.

Christopher F. Crawford           September 4, 1998       30,000         $9.625           $22.188        $9.625       8.9 years
    General Manager               September 4, 1998       45,000         $9.625           $19.250        $9.625       9.8 years
    California Operations         September 4, 1998       25,000         $9.625           $20.500        $9.625       9.8 years

Todd Katz                         September 4, 1998       37,000         $9.625           $18.220        $9.625       8.3 years
      Vice President of Sales     September 4, 1998       25,000         $9.625           $20.500        $9.625       9.8 years
                                  September 4, 1998       32,450         $9.625           $19.250        $9.625       9.8 years

Tucker Hacking                    September 4, 1998       25,000         $9.625           $20.500        $9.625       9.8 years
      Vice President Product      September 4, 1998        9,000         $9.625           $18.220        $9.625       8.3 years
       Acquisition

------------------
(1) Mr. Simon served as President and Chief Executive Officer until May 1998, at which point Mr. Fifield became President and Chief Executive Officer.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The compensation committee of the Board of Directors currently consists of Messrs. Doyle (Chairman), and Bunje. No member of the Compensation Committee or executive officer of the Company has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

     The following report of the Compensation Committee and Performance Graph are not considered filed with the Securities and Exchange Commission and are not considered to be incorporated by reference into any filings with the Securities and Exchange Commission, whether the filing is made before or after the date of this Report on Form 10-K, and irrespective of any general language otherwise incorporating filings by the Company.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

     The Compensation Committee (the "Committee") of the Company's Board of Directors currently consists of Messrs. Doyle (Chairman), and Bunje, each of whom is a non-employee director of the Company. The Committee was established in early 1996, and its members made recommendations concerning executive compensation matters to the Board of Directors during 1998.

General Policies

     Executive compensation policies and decisions were conceived by the Board of Directors prior to the Company's initial public offering in 1996. The policies and decisions for 1998 were based primarily upon goals of attracting and retaining executive officers who are motivated to contribute to the Company's growth and business objectives, and offering competitive compensation to these officers based upon their individual contributions and the overall performance of the Company. Compensation is offered in the form of base salaries intended to reflect competitive salaries at comparable companies, cash bonuses based primarily on corporate performance, and stock options intended to align the interests of executive officers and stockholders.

     Base salaries for the executive officers reflect the historic salary structure for the levels of executive responsibility at the Company and the recommendations of the Committee members as to appropriate salary levels and competitive factors, including salaries believed necessary to employ certain executive officers who joined the Company during 1998.

     Upon the recommendations of the Committee members, the Board of Directors approved cash bonuses to all of the Company's officers for 1998 based primarily upon the fact that the Company's 1998 normalized earnings per share exceeded a target recommended by the Committee members and adopted by the Board of Directors. The Board of Directors also considered relative base salaries and each officer's individual performance in determining specific cash bonuses for 1998. The Company's Board of Directors has approved that cash bonuses paid for year ended December 31, 1998 will not change as a result of the restated results.

     All executive officers received grants of stock options in 1998.
Individual grants in 1998 were allocated by the Board of Directors under the Company's 1996 Stock Incentive Plan as recommended by the Committee members, based on (i) goals of providing potential stock ownership in order to align the interests of management and stockholders and to motivate officers to achieve earnings per share and other goals set by the Company, (ii) individual and Company performance prior to the dates of grant in the case of officers employed prior to 1998, and (iii) overall cash compensation and potential stock ownership believed to be needed in the case of officers first employed by the Company in 1998. The Company's 1998 Nonstatutory Stock Option Plan was adopted in May 1998 and amended in September 1998. A maximum of 1,700,000 shares have been reserved for issuance pursuant to options granted under the Plan. Non-Qualified Stock Options granted under the 1998 Plan vest as determined by the Plan Administrator. The term of the Plan is ten years and will expire in March 2008. The exercise price of options granted under this plan was the fair market value of the underlying stock on the date of grant. The option agreements provide that options vest in 2004 if the individual is then employed, with earlier accelerated vesting on an annual basis based on certain criteria established by the Board of Directors.

     In September 1998, the Company's Board of Directors approved an option exchange program whereby all active employees that held options with exercise prices in excess of $9.625 per share were offered the opportunity to exchange such options for new options at $9.625 per share, which was the fair market value of the Common Stock on the date of the exchange program. Employees were allowed to restart the vesting period for their options such that the vesting commencement date would remain unchanged from original option grant date. The Board undertook this action in light of the then recent reduction in the trading price of the Company's Common Stock and in consideration of the importance to the Company of retaining its employees by offering them appropriate equity incentives. The Board also considered the highly competitive environment for obtaining and retaining qualified employees and the overall benefit to the Company's stockholders from a highly motivated group of employees.

     Section 162(m) of the Internal Revenue Code generally disallows a tax deduction to a publicly held corporation to the extent that more than $1 million is paid to any of its chief executive officer and four other most highly compensated executive officers employed at the end of any fiscal year. The Committee believes it unlikely that cash compensation paid for 1998 to any of these officers would exceed $1 million. The Committee does not expect that the limitation of Section 162(m) as now in effect will apply to awards of stock or stock options previously made to these individuals. The Committee may adopt a policy concerning this limitation when the Committee considers a policy to be necessary or appropriate.

Compensation of CEO and President

     William N. Simon (who served as Chief Executive Officer until May 1998 and is now Vice Chairman and a director), and James G. Fifield (who was appointed President and Chief Executive Officer in May 1998 in addition to his position as a director) received an annual base cash salary of $450,000 and $500,000 in 1998, respectively. The Board of Directors believes that these two officers made substantial contributions to increases in sales, income and earnings per share and otherwise strong performance by the Company in 1998, and worked well as a team through the Trademark License Agreements and the acquisition of La Sportiva USA and La Sportiva S.p.A. The base salaries for these two officers were established by the Board of Directors under the policies described above. Mr. Fifield also earned a cash bonus for 1998 based on the cash bonus policies described above. In May 1998, Messrs. Simon and Fifield were granted options to purchase 40,000 and 900,000 shares of Common Stock, respectively. The Board of Directors exercised its judgment to determine the compensation for these officers based on the above factors and the policies described above.

                                COMPENSATION COMMITTEE


                                Michael F. Doyle
                                Robert P. Bunje

PERFORMANCE GRAPH

     The following graph shows a comparison of cumulative returns for the Company's Common Stock, the Nasdaq National Market Composite Index, and the S&P Textile (Apparel Manufacturers) Index beginning July 2, 1996, when the Company's Common Stock commenced public trading, and ending March 19, 1999. This information assumes investments of $100 at the beginning of that period in the Company's Common Stock at the initial public offering price of $14.00 and in these indexes, and assumes reinvestment of dividends where applicable. This information is not necessarily indicative of future price performance.

                       [PERFORMANCE GRAPH APPEARS HERE]

                                                    Nasdaq
 Measurement Period                             National Market   S&P Textile (Apparel
(Fiscal Year Covered)    The North Face, Inc.   Composite Index   Manufacturers) Index
---------------------    --------------------   ----------------  ---------------------
Measurement Date
July 2, 1996                  $ 100.00              $ 100.00          $ 100.00

Fiscal Year Ended
December 31, 1996             $ 137.50              $ 108.80          $ 120.25

Fiscal Year Ended
December 31, 1997             $ 157.14              $ 133.16          $ 128.09

Fiscal Year Ended
December 31, 1998             $  92.86              $ 186.75          $ 109.32

Fiscal Year Ended
December 31, 1999             $  90.18              $ 206.20          $ 109.37

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table and footnotes set forth certain information regarding the beneficial ownership of the Company's Common Stock as of the Record Date, by (i) each director and nominee for director who owned shares as of that date, (ii) each of the executive officers named in the Summary Compensation Table set forth in the above, (iii) all executive officers and directors of the Company as a group, and (iv) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock:


                                                        SHARES
                                                     BENEFICIALLY       PERCENT
NAME AND ADDRESS OF BENEFICIAL OWNER (1)(2)           OWNED  (3)     OF TOTAL  (3)
--------------------------------------------------   -------------   -------------
James G. Fifield (8)(10)(11)                            1,620,060            12.0%
Lone Pine Capital LLC (4)(9)                            1,552,261            12.2%
     2 Greenwich Plaza, 2nd Floor
     Greenwich, CT 06830

Lord Abbett & Co. (5)                                   1,422,737            11.3%
     767 5th Ave
     NY, NY  10153

Cardinal Investment Company, Inc(7)                     1,131,300             8.9%
     Dallas, TX

TCW Group, Inc. (6)                                       763,200             6.0%
     865 South Figueroa St.
     Los Angeles,  CA  90017

Marsden S. Cason (8)(11)                                  300,324             2.3%
William N. Simon (8)(11)                                  262,706             2.0%
Michael F. Doyle (8)(11)                                   65,000              *
Karl Heinz Salzburger (8)(12)                              75,000              *
Christopher F. Crawford (8)(12)                            45,185              *
Robert P. Bunje (8)(11)                                    26,000              *
Michael J. Solomon (8)(11)                                 34,000              *

All directors and executive officers as a group
(8 persons)                                             2,414,525            16.9%

---------------
 *   Less than 1%

(1) Determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended. Under this rule, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from April 30, 1999 upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming that all options held by such person (but not those held by any other person) that are exercisable within 60 days from that date have been exercised. Unless otherwise noted, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them.

(2) Unless otherwise indicated, the address of each of the persons named above is in care of the Company at 2013 Farallon Drive, San Leandro, California 94577.

(3) 12,712,140 shares of Common Stock were outstanding on the Record Date. Applicable percentage ownership for each shareholder is based on 12,712,140 shares of Common Stock outstanding as of February 28, 1999, together with applicable options for such shareholder that are exercisable within 60 days of February 28, 1999.

(4)  Based solely on information contained in a Schedule 13G filed 2/12/99.

(5)  Based solely on information contained in a Schedule 13G filed 2/16/99.

(6)  Based solely on information contained in a Schedule 13G filed 2/12/99.

(7)  Based solely on information contained in a Schedule 13D filed 4/5/99.

(8) Includes shares issuable upon exercise of options exercisable within 60 days of April 30, 1999. Beneficially owned shares by Messrs. Fifield, Cason, Simon, Doyle, Salzburger, Crawford, Bunje and Solomon include options of 900,000, 300,000, 262,706, 35,000, 67,500, 38,935, 25,000 and
     25,000, respectively.

(9)  The shares owned by Lone Pine Capital are derived from Form 13G as follows:

          Lone Spruce, LP                  22,806
          Lone Balsam, LP                  55,591
          Lone Sequoia, LP                 48,464
          Lone Pine Associates LLC        126,861
          Lone Pine Capital LLC           585,839
          Stephen F. Mandel, Jr.          712,700
          Total                         1,552,261

     Lone Pine, the General Partner of Lone Spruce, Lone Sequoia and Lone Balsam, has the power to direct the affairs of Lone Spruce, Lone Sequoia and Lone Balsam, including decisions respecting the disposition of the proceeds from the sale of shares. Mr. Mandel is the Managing Member of Lone Pine and in that capacity directs its operations. Lone Cypress, a client of Lone Pine Capital of which Mr. Mandel is the Managing Member, has the power to direct the receipt of dividends from or the proceeds of the sale of shares. The 13G makes no mention as to the relation of Lone Pine Associates, LLC.

(10) Mr. Fifield's shares include 10,000 purchased under his spouse's name.

(11) Assumes the acceleration of all options held by such individuals pursuant to the proposed tender offer.

(12) Assumes the acceleration of 52,500 cumulative options held by such individuals pursuant to the proposed tender offer

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Pursuant to an Employment Agreement between the Company and James G. Fifield, dated May 13, 1998, the Company sold 665,060 shares of its Common Stock to Mr. Fifield for an aggregate purchase price of $14,049,392.50. Mr. Fifield pledged 310,030 shares of the Common Stock in connection with a Full Recourse Promissory Note in favor of the Company for the principal sum of $6,549,392.50. As of June 18, 1998, the Full Recourse Promissory Note plus interest at an annual rate of 5.43% was fully repaid by Mr. Fifield and the 310,030 pledged shares of Common Stock were issued to Mr. Fifield.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) 1. INDEX TO FINANCIAL STATEMENTS

Financial Statements:

    Consolidated Balance Sheets as of December 31, 1998 and 1997
    Consolidated Statements of Income for the
       Years Ended December 31, 1998, 1997 and 1996
    Consolidated Statements of Shareholders' Equity for the
       Years Ended December 31, 1998, 1997 and 1996
    Consolidated Statements of Cash Flows for the
       Years Ended December 31, 1998, 1997 and 1996
    Notes to Consolidated Financial Statements
    Independent Auditors' Report

    2.  Financial Statement Schedules

   All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the condensed consolidated financial statements and notes thereto.

   3. Exhibits

Exhibit No.                             Description
-------------------------------------------------------------------------------
2.1(6)    Stock Purchase Agreement, dated as of July 1, 1998, among The North
Face, Inc. and  La Sportiva USA, Inc..

2.2(6)    Registration Rights Agreement dated as of July 1, 1998, among The
North Face, Inc. and the stockholders of La Sportiva USA, Inc.

3.1(2)    Amended and Restated Certificate of Incorporation of The North Face,
Inc.

3.2(1)    Amended and Restated By-laws of The North Face, Inc.

10.1(1)** Management Stock Purchase and Non-Competition Agreement, dated as of June 6, 1994, among TNF Holdings Company, Inc.,* Marsden S. Cason and William A. McFarlane, as amended by Amendment No. 1, dated as of June 22, 1995.

10.2(7)** Management Stock Pledge Agreement, dated as of May 13, 1998, among The North Face, Inc., and James G. Fifield.

10.3(1)   Stock Purchase Agreement, dated as of December 28, 1993, between TNF
Holdings Company, Inc.* and Kabushiki Kaisha Goldwin, as amended by Memorandum, dated as of March 29,1994, among TNF Holdings Company, Inc.* and Kabushiki Kaisha Goldwin, and Memorandum No. 2, dated as of May 20, 1994, between TNF Holdings Company, Inc.* and Kabushiki Kaisha Goldwin.

10.4(1)   Securityholders Agreement, dated as of June 7, 1994, among TNF
Holdings Company, Inc.,* Marsden S. Cason, William A. McFarlane, J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Richard T. Peery, Jack L. Richardson, Philip S. Schlein and Kenneth F. Siebel, as amended by Amendment No. 1, dated as of June 22, 1995.

10.5(1)    Registration Rights Agreement, dated as of June 7, 1994, among TNF
Holdings Company, Inc.,* J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Marsden S. Cason and William A. McFarlane, as amended by Amendment No. 1, dated as of June 22, 1995, and Amendment No. 2, dated as of May 20, 1996.

10.6(1)    Amended and Restated Loan and Security Agreement, dated as of March
1, 1995, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender, as amended by First Amendment, dated as of May 4, 1995, Second Amendment, dated as of August, 1995, Third Amendment, dated as of March 27, 1996, and Fourth Amendment, dated May 8, 1996.

10.6A(1)   Second Amended and Restated Loan and Security Agreement, dated as of
June, 1996, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender.

10.6B(3)   Third Amended and Restated Loan and Security Agreement, dated as of
April 7, 1997, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender.

10.7(2)**  TNF Holdings Company, Inc.* 1994 Stock Incentive Plan, as amended.

10.8(5)**  The North Face, Inc. 1995 Stock Incentive Plan, as amended.

10.9(1)**  The North Face, Inc. 1996 Stock Incentive Plan.

10.9A**    The North Face, Inc. 1996 Stock Incentive Plan, as amended September
1, 1998.

10.10(1)** The North Face, Inc. 1996 Employee Stock Purchase Plan.

10.11(1)** The North Face, Inc. 1996 Directors' Stock Option Plan.

10.12(9)** The North Face, Inc. 1998 Nonstatutory Stock Option Plan.

10.13(1)   Trademark License, dated October 29, 1993, between The North Face and W.L. Gore & Associates, Inc.

10.14 Trademark License, dated September 30, 1998, between The North Face, Inc. and Youngone Corporation.

10.15(8)   Loan Agreement dated as of September 2, 1998 (the "Loan Agreement")
between The North Face, Inc., The North Face (Europe) Limited and The North Face, Hong Kong, Limited as Borrowers, The Industrial Bank of Japan, Limited, New York Branch and IBJ Schroder Business Credit Corporation as Arrangers, The Industrial Bank of Japan, Limited, New York Branch as Syndication Agent, Documentation Agent and as a Lender, IBJ Schroder Business Credit Corporation as Administrative Agent, Collateral Agent and as a Lender, and Certain Financial Institutions.

10.15A(8)  Amendment to the Loan Agreement, dated as of September 11, 1998.

10.16(4)   First Amendment and Purchase Agreement dated June 15, 1998 by and between The North Face, Inc., Gianinetti Investment Corp., R.P. Sewell & Company, a Colorado Partnership, Richard Bradley and David F. Baggerman and Agreement to Amend/Extend Contract dated December 24, 1998 by and between The North Face, Inc., Gianinetti Investment Corp., R.P. Sewell & Company, a Colorado Partnership, Richard Bradley and David F. Baggerman.

21.1       List of Subsidiaries of The North Face, Inc.

23.1       Consent of Deloitte & Touche LLP.

27.1       Financial Data Schedule.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-04107) filed on May 20, 1996 and amendments thereto, filed with the Securities and Exchange Commission on June 3, 1996 and June 24, 1996.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-14945) filed with the Securities and Exchange Commission on October 28, 1996.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 6, 1998.

(4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-70405) filed with the Securities and Exchange Commission on January 11, 1999.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997.

(6) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-58629) filed with the Securities and Exchange Commission on July 7, 1998.

(7) Incorporated by reference on Schedule 13D filed with the Securities and Exchange Commission on May 13, 1998.

(8) Incorporated by reference to the Company's Report on Form 10-Q for the period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998.

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 59003) filed with the Securities and Exchange Commission on July 14, 1998.

(b) Reports on Form 8-K: as filed with the Securities and Exchange
    Commission on July 7, 1998.
(c) Reports on Form 8-K/A: as filed with the Securities and Exchange Commission on July 21, 1998.

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

May 7, 1999                             The North Face, Inc.
                                        (Registrant)

                                        By: /s/  James G. Fifield
                                           -----------------------
                                                 James G. Fifield
                                              Chief Executive Officer

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



          Signature                               Title or Capacity                              Date
          ---------                               -----------------                              ----

/s/ Marsden S. Cason               Chairman                                                  May  7, 1999
------------------------------
Marsden S. Cason


/s/ James G. Fifield               Chief Executive Officer, President and Director           May  7, 1999
------------------------------     (Principal Executive Officer)
James G. Fifield


/s/ Jeffrey C. Mack                Acting Chief Financial Officer (Principal                 May  7, 1999
------------------------------     Financial and Accounting Officer)
Jeffrey C. Mack


/s/ Robert P. Bunje                Director                                                  May  7, 1999
------------------------------
Robert P. Bunje


/s/ William N. Simon               Vice Chairman and Director                                May  7, 1999
------------------------------
William N. Simon


/s/ Michael F. Doyle               Director                                                  May  7, 1999
------------------------------
 Michael F. Doyle


/s/ Michael J. Solomon             Director                                                  May  7, 1999
------------------------------
Michael J. Solomon


                                 EXHIBIT INDEX


Exhibit No.                             Description
-------------------------------------------------------------------------------
2.1(6)    Stock Purchase Agreement, dated as of July 1, 1998, among The North
Face, Inc. and  La Sportiva USA, Inc..

2.2(6)    Registration Rights Agreement dated as of July 1, 1998, among The
North Face, Inc. and the stockholders of La Sportiva USA, Inc.

3.1(2)    Amended and Restated Certificate of Incorporation of The North Face,
Inc.

3.2(1)    Amended and Restated By-laws of The North Face, Inc.

10.1(1)** Management Stock Purchase and Non-Competition Agreement, dated as of June 6, 1994, among TNF Holdings Company, Inc.,* Marsden S. Cason and William A. McFarlane, as amended by Amendment No. 1, dated as of June 22, 1995.

10.2(7)** Management Stock Pledge Agreement, dated as of May 13, 1998, among The North Face, Inc., and James G. Fifield.

10.3(1)   Stock Purchase Agreement, dated as of December 28, 1993, between TNF
Holdings Company, Inc.* and Kabushiki Kaisha Goldwin, as amended by Memorandum, dated as of March 29,1994, among TNF Holdings Company, Inc.* and Kabushiki Kaisha Goldwin, and Memorandum No. 2, dated as of May 20, 1994, between TNF Holdings Company, Inc.* and Kabushiki Kaisha Goldwin.

10.4(1)   Securityholders Agreement, dated as of June 7, 1994, among TNF
Holdings Company, Inc.,* Marsden S. Cason, William A. McFarlane, J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Richard T. Peery, Jack L. Richardson, Philip S. Schlein and Kenneth F. Siebel, as amended by Amendment No. 1, dated as of June 22, 1995.

10.5(1)    Registration Rights Agreement, dated as of June 7, 1994, among TNF
Holdings Company, Inc.,* J.H. Whitney & Co., Whitney 1990 Equity Fund, L.P., Whitney Subordinated Debt Fund, L.P., Marsden S. Cason and William A. McFarlane, as amended by Amendment No. 1, dated as of June 22, 1995, and Amendment No. 2, dated as of May 20, 1996.

10.6(1)    Amended and Restated Loan and Security Agreement, dated as of March
1, 1995, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender, as amended by First Amendment, dated as of May 4, 1995, Second Amendment, dated as of August, 1995, Third Amendment, dated as of March 27, 1996, and Fourth Amendment, dated May 8, 1996.

10.6A(1)   Second Amended and Restated Loan and Security Agreement, dated as of
June, 1996, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender.

10.6B(3)   Third Amended and Restated Loan and Security Agreement, dated as of
April 7, 1997, between The North Face, Inc. and Heller Financial, Inc., as Agent and as a Lender.

10.7(2)**  TNF Holdings Company, Inc.* 1994 Stock Incentive Plan, as amended.

10.8(5)**  The North Face, Inc. 1995 Stock Incentive Plan, as amended.

10.9(1)**  The North Face, Inc. 1996 Stock Incentive Plan.

10.9A**    The North Face, Inc. 1996 Stock Incentive Plan, as amended September
1, 1998.

10.10(1)** The North Face, Inc. 1996 Employee Stock Purchase Plan.

10.11(1)** The North Face, Inc. 1996 Directors' Stock Option Plan.

10.12(9)** The North Face, Inc. 1998 Nonstatutory Stock Option Plan.

10.13(1)   Trademark License, dated October 29, 1993, between The North Face and W.L. Gore & Associates, Inc.

10.14 Trademark License, dated September 30, 1998, between The North Face, Inc. and Youngone Corporation.

10.15(8)   Loan Agreement dated as of September 2, 1998 (the "Loan Agreement")
between The North Face, Inc., The North Face (Europe) Limited and The North Face, Hong Kong, Limited as Borrowers, The Industrial Bank of Japan, Limited, New York Branch and IBJ Schroder Business Credit Corporation as Arrangers, The Industrial Bank of Japan, Limited, New York Branch as Syndication Agent, Documentation Agent and as a Lender, IBJ Schroder Business Credit Corporation as Administrative Agent, Collateral Agent and as a Lender, and Certain Financial Institutions.

10.15A(8)  Amendment to the Loan Agreement, dated as of September 11, 1998.

10.16(4)   First Amendment and Purchase Agreement dated June 15, 1998 by and between The North Face, Inc., Gianinetti Investment Corp., R.P. Sewell & Company, a Colorado Partnership, Richard Bradley and David F. Baggerman and Agreement to Amend/Extend Contract dated December 24, 1998 by and between The North Face, Inc., Gianinetti Investment Corp., R.P. Sewell & Company, a Colorado Partnership, Richard Bradley and David F. Baggerman.

21.1       List of Subsidiaries of The North Face, Inc.

23.1       Consent of Deloitte & Touche LLP.

27.1       Financial Data Schedule.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-04107) filed on May 20, 1996 and amendments thereto, filed with the Securities and Exchange Commission on June 3, 1996 and June 24, 1996.

(2) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-14945) filed with the Securities and Exchange Commission on October 28, 1996.

(3) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 filed with the Securities and Exchange Commission on March 6, 1998.

(4) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-70405) filed with the Securities and Exchange Commission on January 11, 1999.

(5) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 filed with the Securities and Exchange Commission on March 28, 1997.

(6) Incorporated by reference to the Company's Registration Statement on Form S-3 (No. 333-58629) filed with the Securities and Exchange Commission on July 7, 1998.

(7) Incorporated by reference on Schedule 13D filed with the Securities and Exchange Commission on May 13, 1998.

(8) Incorporated by reference to the Company's Report on Form 10-Q for the period ended September 30, 1998 filed with the Securities and Exchange Commission on November 13, 1998.

(9) Incorporated by reference to the Company's Registration Statement on Form S-8 (No. 59003) filed with the Securities and Exchange Commission on July 14, 1998.

(b) Reports on Form 8-K:   as filed with the Securities and Exchange
    Commission on July 7, 1998.
(c) Reports on Form 8-K/A: as filed with the Securities and Exchange Commission on July 21, 1998.

* TNF Holdings Company, Inc., a Delaware corporation, changed its name to The North Face, Inc. on June 8, 1994.

**  Indicates management contract or compensatory plan or arrangement.