Form 10-Q
period 1999-03-31
NORTH FACE INC
filed 1999-05-21
CIK 1013749

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


   X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934
          For the quarterly period ended March 31, 1999

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT
_______   OF 1934
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

NOT APPLICABLE.
(Former name, former address and formal fiscal year, if changed since last report)


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes _____   No    X
                -----


The number of shares of Common Stock, $0.0025 par value per share, outstanding on May 17, 1999, was 12,727,000.

                             THE NORTH FACE, INC.

                                MARCH 31, 1999


                              INDEX TO FORM 10-Q

PART I.           FINANCIAL INFORMATION                                                                  PAGE NO.
          Item 1 -  Financial Statements (unaudited)

                        Condensed Consolidated Balance Sheets as of March 31, 1999,
                             December 31, 1998 and March 31, 1998........................................   3
                        Condensed Consolidated Statements of Operations for the Three
                              Months Ended March 31, 1999 and 1998.......................................   4
                        Condensed Consolidated Statements of Cash Flows for the Three
                              Months Ended March 31, 1999 and 1998.......................................   5
                        Notes to Condensed Consolidated Financial Statements.............................   6

          Item 2 -  Management's Discussion and Analysis of Financial Condition and
                    Results of Operations................................................................   9


PART II.          OTHER INFORMATION

          Item 1 -  Legal Proceedings....................................................................  12
          Item 6 - Exhibits and Reports on Form 8-K......................................................  14

ITEM 1. FINANCIAL STATEMENTS

                             THE NORTH FACE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                          March 31,        December 31,         March 31,
                          Assets                                             1999              1998               1998
------------------------------------------------------------------        ---------        ------------         ---------
Current assets:
Cash and cash equivalents.........................................       $     5,955       $    13,452        $      4,867
Accounts receivable, net..........................................            62,555            81,529              46,455
Inventories.......................................................            59,621            57,457              52,779
Deferred taxes....................................................             3,648             3,661               2,867
Other current assets..............................................            15,256            11,162              12,281
                                                                         -----------       -----------        ------------
    Total current assets..........................................           147,035           167,261             119,249

Property and equipment, net.......................................            31,947            25,916              18,508
Trademarks and intangibles, net...................................            33,745            33,975              28,610
Other assets......................................................             5,404             5,492               2,987
                                                                         -----------       -----------        ------------
    Total assets..................................................       $   218,131       $   232,644        $    169,354
                                                                         ===========       ===========        ============

            Liabilities and Stockholders' Equity
------------------------------------------------------------------
Current liabilities:
Accounts payable, accrued expenses and other
    current liabilities...........................................       $    34,268       $    40,463        $     34,789
Short-term borrowings and current portion of long-term debt
    and capital lease obligations.................................            50,884            55,910              23,256
                                                                         -----------       -----------        ------------
    Total current liabilities.....................................            85,152            96,373              58,045

Long-term debt and obligations under capital leases...............             5,426             5,360               4,953
Other long-term liabilities.......................................             7,003             7,000               6,216
                                                                         -----------       -----------        ------------
    Total liabilities.............................................            97,581           108,733              69,214
                                                                         -----------       -----------        ------------
Minority interest.................................................               701               701                  --

Commitments and contingencies (Note 3)............................

Stockholders' equity:
Common stock, $.0025 par value - shares authorized 50,000,000;
    Issued and outstanding; 12,721,000 at March 31, 1999;
    12,494,000 at December 31, 1998; and 11,554,000 at
    March 31, 1998................................................                32                31                  29
Additional paid-in capital........................................           103,724           101,049              82,504
Retained earnings.................................................            16,169            21,660              17,225
Accumulated other comprehensive income -
    cumulative  translation adjustments...........................              (76)               470                 382
                                                                         -----------       -----------        ------------
    Total stockholders' equity....................................           119,849           123,210             100,140
                                                                         -----------       -----------        ------------
    Total liabilities and stockholders' equity....................       $   218,131       $   232,644        $    169,354
                                                                         ===========       ===========        ============

    See accompanying notes to condensed consolidated financial statements.

                             THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)


                                                               Three Months Ended
                                                                    March 31
                                                       ----------------------------------
                                                             1999              1998
                                                       ---------------    ---------------
        Net sales....................................           $ 51,256         $ 45,704
        Cost of sales................................             27,909           25,779
                                                         ---------------   --------------
        Gross profit.................................             23,347           19,925

        Operating expenses...........................             27,697           20,325

        Other operating expenses.....................              1,603               --
                                                         ---------------   --------------
        Operating loss...............................            (5,953)            (400)

        Interest expense, net........................            (1,321)            (674)
        Other expense, net...........................            (1,727)            (297)
                                                        ---------------   --------------
        Loss before income taxes.....................            (9,001)          (1,371)

        Income tax benefit...........................            (3,510)            (528)
                                                        ---------------   --------------
        Net loss.....................................           $(5,491)         $  (843)
                                                        ===============   ==============
        Net loss per share:
             Basic...................................           $ (0.43)         $ (0.07)
             Diluted.................................           $ (0.43)         $ (0.07)


        Weighted average shares outstanding:
             Basic...................................             12,687           11,539
             Diluted.................................             12,687           11,539

    See accompanying notes to condensed consolidated financial statements.

                             THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (unaudited)


                                                                                        Three Months Ended
                                                                                             March 31
                                                                                    ---------------------------
                                                                                        1999           1998
                                                                                    ------------   ------------
Cash Flows From Operating Activities:
Net loss.................................................................               $ (5,491)       $  (843)
Adjustments to reconcile net loss to cash provided by operating activities:
     Depreciation and amortization.......................................                  3,393          1,461
     Loss from disposal of property and equipment........................                     --            324
     Deferred income taxes...............................................                     13             (2)
     Provision for doubtful accounts.....................................                   (282)           217
     Tax benefit of exercise of stock options............................                    131             12
Effect of changes in:
     Accounts receivable.................................................                 16,918          8,604
     Inventories.........................................................                 (2,184)        (6,097)
     Income tax receivable...............................................                 (3,332)        (1,034)
     Other assets........................................................                  1,506         (2,498)
     Accounts payable, accrued expenses and other current liabilities....                 (6,172)         4,606
                                                                                    ------------   ------------
Net cash provided by operating activities................................                  4,500          4,750
                                                                                    ------------   ------------

Cash Flows From Investing Activities:
Purchases of property and equipment......................................                 (5,523)        (2,524)
                                                                                    ------------   ------------

Cash Flows From Financing Activities:
Repayments of long-term debt.............................................                   (342)          (312)
Repayment of revolver, net...............................................                 (5,631)        (2,388)
Proceeds from issuance of stock..........................................                     45            765
                                                                                    ------------   ------------
Net cash used in financing activities....................................                 (5,928)        (1,935)
                                                                                    ------------   ------------
Effect of foreign currency fluctuations on cash..........................                   (546)            65
                                                                                    ------------   ------------
Increase (decrease) in cash and cash equivalents.........................                 (7,497)           356

Cash and cash equivalents, beginning of period...........................                 13,452          4,511
                                                                                    ------------   ------------
Cash and cash equivalents, end of period.................................               $  5,955        $ 4,867
                                                                                    ------------   ------------

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
     Interest............................................................               $  1,415        $   646
     Income taxes........................................................               $    389        $    --
Noncash financing activities:
     Issuance of common stock for land...................................               $  2,500        $    --
     Acquisition of property and equipment through capital leases........               $  1,013        $    --

    See accompanying notes to condensed consolidated financial statements.

                             THE NORTH FACE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The North Face, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, the interim unaudited financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the Form "10-K"). Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

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

     The Condensed Consolidated Balance Sheet as of December 31, 1998 has been derived from the Consolidated Balance Sheet as of December 31, 1998 included in the Form 10-K.

     Reclassifications. Certain reclassifications of the 1998 financial statements have been made to conform with the 1999 presentation. Such reclassifications had no effect on net earnings.


NOTE 2.  NEW CORPORATE HEADQUARTERS

     On January 11, 1999, the Company issued 206,188 shares of common stock at $12.125 per share as consideration for the purchase of land to be used for its new corporate headquarters in Carbondale, Colorado.


NOTE 3.  COMMITMENTS AND CONTINGENCIES

     In February 1999, the Company entered into an interim agreement with a logistics company to outsource the distribution of its products in the United States. In February 1999, the Company announced that it planned to close its leased Vacaville, California distribution center in July 1999 and move its primary U.S. distribution center to Lenexa, Kansas. In February 1999, the Company notified the employees of the Vacaville distribution center that their employment with the Company would be terminated in July 1999. The Company also notified each employee in February 1999 of the amount of their severance pay. The Company anticipates that it will incur employee termination costs in connection with the Vacaville distribution center closure of approximately $250,000 in 1999. The financial statements for the three months ended March 31, 1999 reflect the accrual of the expected termination costs. None of these amounts have been paid as of March 31, 1999.

     On February 27, 1999, the Company entered into a Transaction Agreement (the "Transaction Agreement") with TNF Acquisition LLC ("TNF"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provides for a tender offer for all of the Company's outstanding stock (other than shares held by James G. Fifield, President and Chief Executive Officer) at $17 cash per share and the acquisition of control of the Company by LGP and Mr. Fifield. On March 5, 1999, the Company withdrew its tender offer. The Transaction Agreement remains in full force and effect although LGP has informed the Company that they are reevaluating the transactions contemplated by the Transaction Agreement (the "Transactions"). There can be no assurance that the Transactions will be consummated at all or on terms favorable to the Company's shareholders. If the Transaction Agreement is terminated, the Company could be required under certain circumstances to pay TNF a $7 million termination fee plus up to $5.5 million of TNF's expenses associated with the Transactions.

     In connection with the Transactions and following the Company's accounting related announcements which reported the restatement of the Company's 1997 Consolidated Financial Statements and the Company's 1998 interim Condensed Consolidated Financial Statements, several lawsuits have been filed against the Company. There can be no assurance that the Company will successfully defend these lawsuits. Regardless of whether the Transactions are consummated or of the outcome of these lawsuits, the Company will likely incur significant related expenses and costs that could have an adverse effect on the Company's business and operations.

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

     On March 9, 1999, a purported shareholder class action complaint was filed in federal district court in Colorado, alleging that the Company and various of its officers and directors violated the federal securities laws by making false and misleading statements about the Company's financial results during a class period from April 25, 1997 through March 4, 1999. Markus v. The North Face, Inc., et al., Civ. A. No. 99-WM-473. Subsequently, complaints with similar allegations and class periods on behalf of persons trading in the Company's securities have been filed in federal district courts in Colorado and California (collectively, the "Securities Litigation"). The Company believes it has meritorious defenses to these claims and intends to contest the Securities Litigation vigorously. An unfavorable resolution of the Securities Litigation could have a material adverse effect on the business, results of operations or financial condition of the Company.

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


NOTE 4.  OTHER OPERATING EXPENSES

     During the three months ended March 31, 1999 the Company recorded expenses of $1.6 million, related to (i) relocating a portion of its corporate headquarters to Carbondale, Colorado, (ii) the realignment of its San Leandro, California facility, (iii) establishing a Hong Kong operation to facilitate its sourcing in Asia and (iv) the planned closing of its Vacaville, California distribution center and start-up of its Lenexa, Kansas distribution center. The Company expects to spend another $3 to $5 million in operating expenses related to these efforts over the next 15 months.


NOTE 5.  OTHER COMPREHENSIVE LOSS

     The following is a summary of the calculation of other comprehensive loss (in thousands):

                                                          Three Months Ended
                                                                March 31
                                                       -------------------------
                                                          1999           1998
                                                       -------------------------
          Net loss...........................           $(5,491)          $(843)
          Translation adjustments............              (546)             65
                                                       ---------       ---------
          Other comprehensive loss...........           $(6,037)          $(778)
                                                       =========       =========



NOTE 6.  EARNINGS PER SHARE

     The Company calculates basic earning per share (EPS) by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for the three months ended March 31, 1999 and 1998 exclude any effect of such instruments because their inclusion would be antidilutive.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):

                                                           Three Months Ended
                                                                 March 31
                                                        ------------------------
                                                           1999          1998
                                                        ------------------------
          Shares used to compute basic EPS...........     12,687          11,539
          Add: effect of dilutive securities.........         --              --
                                                        --------       ---------
          Shares used to compute diluted EPS.........     12,687          11,539
                                                        ========       =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Overview: Factors That May Affect Future Results

     When used below in connection with matters that may occur in the future, the words "anticipate," "estimate," "expect" or similar words identify forward looking statements within the meaning of federal securities laws. Forward-looking statements below are based on the Company's current expectations of future events. The matters described in the forward-looking statements are subject to risks and uncertainties. The actual results of these matters may differ substantially from the results anticipated by the Company. The Company cannot assure that future results will meet its current expectations. Risks and uncertainties relating to forward looking statements and to the Company's business include, but are not limited to, those described herein, under "Factors That May Affect Our Business," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and in other documents that may be subsequently filed with the Commission.


RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales (except for income taxes, which are shown as a percentage of pretax income).
The results of operations for the three months ended March 31, 1999 and 1998 are not necessarily indicative of future results to be expected for the full year.


                                                        THREE MONTHS ENDED
                                                              MARCH 31
                                                    ----------------------------
                                                        1999           1998
                                                    ------------  --------------

          Net sales...............................       100.0%          100.0%
          Gross profit............................        45.5%           43.6%
          Operating expenses......................        54.0%           44.5%
          Other operating expenses................         3.1%             --
          Operating loss..........................       (11.6%)          (0.9%)
          Interest expense........................        (2.6%)          (1.5%)
          Loss before income taxes................       (17.6%)          (3.0%)
          Income tax benefit......................       (39.0%)         (38.5%)
          Net loss................................       (10.7%)          (1.8%)


Three Months Ended March 31, 1999 Compared To Three Months Ended March 31, 1998

Net Sales. Net sales increased by 12.1% to $51.3 million from $45.7 million for the three months ended March 31, 1999 (the "First Quarter 1999") over the three months ended March 31, 1998 (the "First Quarter 1998").

     Net sales to wholesale customers increased by 7.3% to $40.0 million from $37.3 million for the First Quarter 1999 compared to the First Quarter 1998. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from (i) the introduction of the

Company's footwear product line in the First Quarter 1999; (ii) continued strong sales of existing products, and (iii) increased sales through the summit shop program.

     Retail sales in the U.S. and Canada were $11.1 million compared to approximately $7.9 million in the prior year. The increase is due to an increase in the number of the Company's outlet stores operating during the First Quarter 1999 and an overall improved sales performance for the division as a whole.

Gross Profit. Gross profit as a percentage of net sales for the First Quarter 1999 was 45.5% compared to 43.6% for the First Quarter 1998. The higher gross margin was primarily attributable to improvement in core wholesale margins related to volume leverage as well as a larger relative mix of retail business which carries higher gross margins.

Operating Expenses. Operating expenses, which include selling, marketing, and general administrative expenses, increased by 36% to $27.7 million from $20.3 million for the First Quarter 1999 compared to the First Quarter 1998 primarily as a result of increases in variable and fixed costs to support the growth of the Company's business. Increases were principally in the area of media spending, the introduction of the Company's footwear product line, new product development, information systems improvements and depreciation.

Other Operating Expenses. During the First Quarter 1999, the Company recorded other operating expenses of $1.6 million related to relocating a portion of its corporate headquarters to Carbondale, Colorado, the realignment of its San Leandro, California facility, establishing a Hong Kong operation to facilitate sourcing of products in Asia, and the planned closing of its Vacaville, California distribution center and startup of its Lenexa, Kansas distribution center.

Interest Expense. Net interest expense for the First Quarter 1999 increased to $1.3 million from $0.7 million for the First Quarter 1998. The increase is due to higher average borrowings during the First Quarter 1999 as the Company continues to invest in upgrading its information technology systems, expansion of its summit shop program, opening of new outlets, as well as an overall increase in the scope of its operating activities.

Other Expenses. During the First Quarter 1999, the Company recorded other expenses of $1.7 million. These expenses are related principally to the Company's tender offer Transaction Agreement with TNF Acquisition LLC (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Provision for Income Taxes. Income tax benefit as a percentage of pretax loss was approximately 39% for both the First Quarter 1999 and the First Quarter 1998.

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

     Costs to Address the Year 2000 Issue. Based on Management's current estimates, the total cost for addressing the Year 2000 issue is estimated to be approximately $750,000 of which $600,000 has been incurred through March 31, 1999.

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

     Contingency Plans. The Company's Year 2000 plan includes the development of contingency plans in the event that the Company has not completed all of its remediation plans in a timely manner or any third parties who provide goods or services essential to the Company's business fail to appropriately address their Year 2000 issues. The Company plans to conclude the development of these plans by November 1999.

STOCK MARKET RISKS

     The trading price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering in July 1996, and may fluctuate in the future as a result of many factors, including the Company's operating results, new products introduced by the Company or its competitors, market conditions for the Company's products, changes in earnings estimates by analysts, actual results reported by the Company which may be better or worse than estimates provided by analysts, insider selling of common stock and speculation in the trade or business press. The trading price may also be affected by retail industry, stock market, or economic factors unrelated to the Company's operating performance. Future sales of substantial amounts of Common Stock by existing shareholders may also adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise equity capital in the future. As of March 31, 1999, the Company's directors, officers and certain other affiliates beneficially owned approximately 9% of the outstanding shares of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company estimates that its capital expenditures in 1999 will be approximately $12 to $15 million. As of March 31, 1999, capital expenditures, including property and equipment financed through capital leases, totaled approximately $6.5 million. This amount will be used principally for investing in summit shops, the upgrade of management information systems, the opening of outlet stores and store upgrades, and other activities.

     The Company anticipates that cash available under the Company's credit facility will be sufficient to satisfy its cash requirements for at least the next 12 months. However, there can be no assurance that the Company will not require additional capital in 1999 or subsequent years. On May 3, 1999, the Company received a written waiver from the financial institutions providing the Company's credit facility for violations of certain of the Company's non-financial covenants set forth in the agreements relating to the credit facility that existed at that date.


PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     During the first week of March 1999, various complaints were filed against the Company and its Board of Directors in the Delaware Court of Chancery and in the California Superior Court, Alameda County, in connection with the transactions contemplated by a Transaction Agreement dated February 27, 1999 between the Company and TNF Acquisition LLC (the "Transactions"). The complaints, filed on behalf of a purported class of the Company's shareholders, generally allege that the Transactions are unfair and inadequate to the Company's shareholders and charge the defendants with self-dealing and breach of fiduciary duties. The various complaints generally request injunctive relief to prevent the consummation of the Transactions, and seek other remedies in the event the Transactions are completed. The Company has not yet responded to these complaints.

     On March 9, 1999, a purported shareholder class action complaint was filed in federal district court in Colorado, alleging that the Company and various of its officers and directors violated the federal securities laws by making false and misleading statements about the Company's financial results during a class period from April 25, 1997 through March 4, 1999, Markus v. The North Face, Inc., et al., Civ. A. No. 99-WM-473. Subsequently, complaints with similar allegations and class periods on behalf of persons trading in the Company's securities have been filed in federal district courts in Colorado and California (collectively, the "Securities Litigation"). The Company believes it has meritorious defenses to these claims and intends to contest the Securities Litigation vigorously. An unfavorable resolution of the Securities Litigation could have a material adverse effect on the business, results of operations or financial condition of the Company.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

Form 8-K filed on March 5, 1999 disclosing the Transaction Agreement dated February 27, 1999 by and between the Company and TNF Acquisition LLC, a Delaware limited liability company. The same Form 8-K included the Company's March 5, 1999 press release announcing that the Company had withdrawn its tender offer previously announced on March 1, 1999, between the Company and TNF Acquisition LLC.

Form 8-K filed on April 1, 1999 contained the Company's press releases announcing, (i) the evaluation of the accounting treatment of certain transactions by the audit committee of the Board of Directors; (ii) that in connection with the audit of its financial statements for the year ended December 31, 1998, Deloitte & Touche informed the audit committee of the Board of Directors that it had questions regarding certain transactions; and (iii) the completion of the investigation of the accounting treatment of certain transactions by the audit committee of the Board of Directors.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE NORTH FACE, INC.
                                             (Registrant)


     Dated:  May 21, 1999           By:  /s/ James G. Fifield
                                         --------------------------------
                                         James G. Fifield
                                         President and Chief Executive Officer


     Dated:  May 21, 1999           By:  /s/ Jeffrey C. Mack
                                         ---------------------
                                         Jeffrey C. Mack
                                         Acting Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer of the Registrant)

INDEX OF EXHIBITS


The following exhibits are included herein:


27.1   Financial Data Schedule