Form 10-Q
period 1999-06-30
NORTH FACE INC
filed 1999-08-16
CIK 1013749

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549

                                   FORM 10-Q

    X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   ---  EXCHANGE ACT OF 1934

        For the quarterly period ended June 30, 1999

   --- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

        For the transition period from                to
                                       --------------    --------------

                         Commission File Number: 0-28596


                             THE NORTH FACE, INC.
            (Exact name of registrant as specified in its charter)

                      Delaware                                                                         94-3204082
           (State or other jurisdiction                                                   (I.R.S. Employer Identification No.)
         of incorporation or organization)

         407 Merrill Avenue, Carbondale, Colorado                                                         81623
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

The number of shares of Common Stock, $0.0025 par value per share, outstanding on August 9, 1999, was 12,731,000.

                             THE NORTH FACE, INC.

                                 JUNE 30, 1999


                              INDEX TO FORM 10-Q

                                                                                                  PAGE NO.
PART I.           FINANCIAL INFORMATION

          Item 1 -  Financial Statements (unaudited)

                     Condensed Consolidated Balance Sheets as of June 30, 1999,
                      December 31, 1998 and June 30, 1998                                               2

                     Condensed Consolidated Statements of Operations for the Three and
                      Six Months Ended June 30, 1999 and 1998                                           3

                     Condensed Consolidated Statements of Cash Flows for the
                      Six Months Ended June 30, 1999 and 1998                                           4

                     Notes to Condensed Consolidated Financial Statements                               5

          Item 2 -  Management's Discussion and Analysis of Financial Condition and
                     Results of Operations                                                              9

          Item 3 -  Quantitative and Qualitative Disclosure About Market Risk                          14

PART II.          OTHER INFORMATION

          Item 1 -  Legal Proceedings                                                                  15

          Item 6 -  Exhibits and Reports on Form 8-K                                                   16

ITEM 1.  FINANCIAL STATEMENTS

                             THE NORTH FACE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
                                  (unaudited)

                                                                         June 30,        December 31,       June 30,
                                                                           1999              1998             1998
                                                                         --------        -----------        --------
ASSETS
Current assets:
  Cash and cash equivalents                                              $  5,946         $ 13,452          $  5,303

  Trade accounts receivable, net                                           57,408           71,460            49,791
  Other receivables                                                         7,108           10,069             6,445
  Inventories                                                              71,839           57,457            64,852
  Tax benefit receivable                                                   13,926            6,470             6,581
  Deferred taxes                                                            3,666            3,661             2,865
  Other current assets                                                      6,830            4,692             4,061
                                                                         --------         --------          --------
    Total current assets                                                  166,723          167,261           139,898

Property and equipment, net                                                32,387           25,916            20,072
Trademarks and intangibles, net                                            33,516           33,975            28,405
Other assets                                                                4,742            5,492             6,274
                                                                         --------         --------          --------
    Total assets                                                         $237,368         $232,644          $194,649
                                                                         ========         ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable, accrued expenses and other current liabilities       $ 35,524         $ 40,463          $ 30,428
  Short-term borrowings and current portion of long-term debt and
   capital lease obligations                                               68,432           55,910            40,985
                                                                         --------         --------          --------
    Total current liabilities                                             103,956           96,373            71,413

Long-term debt and obligations under capital leases                        13,651            5,360             4,435
Other long-term liabilities                                                 7,023            7,000             6,045
                                                                         --------         --------          --------
    Total liabilities                                                     124,630          108,733            81,893
                                                                         --------         --------          --------
Minority Interest                                                             642              701                --

Commitments and contingencies                                                  --               --                --

Stockholders' equity:
Common stock, $.0025 par value--shares authorized 50,000,000; issued and outstanding: 12,726,000 at June 30, 1999, 12,494,000
 at December 31, 1998 and 12,337,000 at June 30, 1998                          32               31                31
Additional paid-in capital                                                103,809          101,049            97,761
Retained earnings                                                           8,584           21,660            14,647
Accumulated other comprehensive income--cumulative translation
 adjustments                                                                 (329)             470               317
                                                                         --------         --------          --------
  Total stockholders' equity                                              112,096          123,210           112,756
                                                                         --------         --------          --------
  Total liabilities and stockholders' equity                             $237,368         $232,644          $194,649
                                                                         ========         ========          ========

See accompanying notes to condensed consolidated financial statements.

                             THE NORTH FACE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)
                                  (unaudited)

                                                                   Three Months Ended             Six Months Ended
                                                                        June 30,                      June 30,
                                                                 ----------------------         ---------------------
                                                                    1999          1998            1999         1998
                                                                 --------       -------         --------      -------
Net sales                                                        $ 54,596       $43,171         $105,852      $88,875
Cost of sales                                                      30,681        24,261           58,590       50,040
                                                                 --------       -------         --------      -------
Gross profit                                                       23,915        18,910           47,262       38,835
Operating expenses                                                 31,692        21,253           59,389       41,578
Other operating expenses                                            2,837         1,518            4,440        1,518
                                                                 --------       -------         --------      -------
Operating loss                                                    (10,614)       (3,861)         (16,567)      (4,261)
Interest expense                                                   (1,467)         (848)          (2,788)      (1,522)
Other income (expense), net                                          (353)          517           (2,081)         220
                                                                 --------       -------         --------      -------
Loss before income tax benefit                                    (12,434)       (4,192)         (21,436)      (5,563)
Income tax benefit                                                 (4,849)       (1,613)          (8,360)      (2,141)
                                                                 --------       -------         --------      -------
Net loss                                                         $ (7,585)      $(2,579)        $(13,076)     $(3,422)
                                                                 ========       =======         ========      =======

Net loss per share:
  Basic                                                          $   (.60)      $ (0.22)        $  (1.03)     $ (0.29)
  Diluted                                                        $   (.60)      $ (0.22)        $  (1.03)     $ (0.29)

Weighted average shares outstanding:
  Basic                                                            12,726        11,968           12,707       11,752
  Diluted                                                          12,726        11,968           12,707       11,752

See accompanying notes to condensed consolidated financial statements.

                             THE NORTH FACE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (unaudited)

                                                                                                  Six Months Ended
                                                                                                      June 30,
                                                                                              ------------------------
                                                                                                1999           1998
                                                                                              --------        --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                                      $(13,076)       $ (3,422)
Adjustments to reconcile net loss to cash used in operating activities:
  Depreciation and amortization                                                                  6,686           3,073
  Loss from the disposal of property and equipment                                                  --             912
  Provision for doubtful accounts                                                                2,660             220
  Tax benefit of exercise of stock options                                                         131           1,306
  Other                                                                                             (5)            (43)
Effect of changes in:
  Accounts receivable                                                                           11,391          (1,266)
  Inventories                                                                                  (14,350)        (18,171)
  Income tax receivable                                                                         (7,456)           (782)
  Other assets                                                                                   1,344          (1,816)
  Accounts payable, accrued expenses and other current liabilities                              (4,947)             76
                                                                                              --------        --------
NET CASH USED IN OPERATING ACTIVITIES                                                          (17,622)        (19,913)
                                                                                              --------        --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Deposit for investment in La Sportiva S.r.l.                                                        --          (2,488)
Purchases of property and equipment                                                             (8,855)         (6,090)
Proceeds from the sale of property and equipment                                                    --              43
                                                                                              --------        --------
NET CASH USED IN INVESTING ACTIVITIES                                                           (8,855)         (8,535)
                                                                                              --------        --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings on long-term debt                                                                    10,000              --
Repayments of long-term debt                                                                      (592)           (624)
Proceeds from revolver, net                                                                     10,291          15,134
Collection of note receivable                                                                       --           6,549
Proceeds from issuance of stock                                                                    130           8,181
Redemption of LaSportiva USA preferred stock                                                       (59)             --
                                                                                              --------        --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                                       19,770          29,240
                                                                                              --------        --------
Effect of foreign currency fluctuations on cash                                                   (799)             --
                                                                                              --------        --------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                (7,506)            792
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                                  13,452           4,511
                                                                                              --------        --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                      $  5,946        $  5,303
                                                                                              ========        ========
SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                                                  $  2,538        $  1,354
    Income Taxes                                                                                   423              20
  Noncash financing activities:
    Issuance of common stock for note receivable                                                    --           6,549
    Issuance of common stock for land                                                            2,500              --
  Acquisition of property and equipment through capital leases                                   1,114              --

See accompanying notes to condensed consolidated financial statements.

                             THE NORTH FACE, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The North Face, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, the interim unaudited financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K"). Operating results for the three and six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

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

     The Condensed Consolidated Balance Sheet as of December 31, 1998, has been derived from the Consolidated Balance Sheet as of December 31, 1998 included in the Form 10-K.

     Reclassification. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 presentation. Such reclassifications had no effect on net earnings.

NOTE 2.  NEW CORPORATE HEADQUARTERS

     On January 11, 1999, the Company issued 206,188 shares of common stock with a market value of $12.125 per share as consideration for the purchase of land to be used for its new corporate headquarters in Carbondale, Colorado.

NOTE 3.  COMMITMENTS AND CONTINGENCIES

     On February 27, 1999, the Company entered into a Transaction Agreement (the "Transaction Agreement") with TNF Acquisition LLC ("TNF"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provides for a tender offer for all of the Company's outstanding stock (other than shares held by James G. Fifield, President and Chief Executive Officer) at $17 cash per share and the acquisition of control of the Company by LGP and Mr. Fifield. On March 5, 1999, the Company withdrew its tender offer. The Transaction Agreement remained in full force and effect although LGP had informed the Company that they were reevaluating the transactions contemplated by the Transaction Agreement (the "Transactions"). On July 31, 1999 the Company announced that it had agreed to extend until August 31, 1999, the termination date under the Transaction Agreement. In agreeing to this extension, the parties also agreed to cap at $2.7 million the expenses payable by The North Face to TNF if the Transactions are not consummated. The parties intend to use the 30-day extension period for additional due diligence and to determine an agreed upon price for the Transactions. There can be no assurance that the Transactions will be consummated at all or on terms favorable to the Company's shareholders. If the Transaction Agreement is terminated, the Company could be required under certain circumstances, to pay TNF up to a $7 million termination fee plus up to $2.7 million of TNF's expenses associated with the Transactions.

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

     Beginning in March 1999, purported class action lawsuits were filed in federal district court against the Company and certain of its former and current officers and directors alleging violations of the federal securities laws. These complaints (collectively, the "Securities Litigation") have been consolidated in federal district court in Colorado. The lawsuits generally allege that the defendants made false and misleading statements about the Company's business and financial results during a time period from April 1997 through March 1999. The Company believes it has meritorious defenses to these claims and intends to contest them vigorously. An unfavorable resolution of the Securities Litigation could have a material adverse effect on the business, results of operations or financial condition of the Company.

     On April 6, 1999, a shareholder derivative action purportedly on behalf of the Company, captioned Eng v. Cason, et al., Civil Action No. 810726-0, was filed in California Superior Court, Alameda County. The complaint alleges that the Company's directors and various current and former officers violated California law and breached fiduciary duties to the Company by engaging in alleged wrongful conduct from April 25, 1997 through March 12, 1999, including the conduct complained of in the Securities Litigation. The Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery.

NOTE 4.  OTHER OPERATING EXPENSES

     During the three and six months ended June 30, 1999 the Company recorded expenses of $2.8 and $4.4 million, respectively, related to (i) relocating a portion of its corporate headquarters to Carbondale, Colorado, (ii) the realignment of its San Leandro, California facility, (iii) establishing a Hong Kong operation to facilitate its sourcing in Asia and (iv) the planned closing of its Vacaville, California distribution center and start-up of its Lenexa, Kansas distribution center.

NOTE 5.  OTHER COMPREHENSIVE LOSS

     The following is a summary of the calculation of other comprehensive loss (in thousands):

                                                           Three Months Ended         Six Months Ended
                                                               June 30,                   June 30,
                                                           ------------------         ------------------
                                                             1999       1998             1999      1998
                                                           -------    -------         --------   -------
    Net loss...........................................    $(7,585)   $(2,579)        $(13,076)  $(3,422)
    Translation adjustments............................       (253)       (65)            (799)    -----
                                                           -------    -------         --------   -------
    Other comprehensive loss...........................    $(7,838)   $(2,644)        $(13,875)  $(3,422)
                                                           =======    =======         ========   =======

NOTE 6.  EARNINGS PER SHARE

     The Company calculates basic earning per share (EPS) by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for the three and six months ended June 30, 1999 and 1998 exclude any effect of such instruments because their inclusion would be antidilutive.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                   June 30,
                                                           ------------------         ------------------
                                                             1999       1998             1999      1998
                                                           -------    -------         --------   -------
    Shares used to compute basic EPS...........             12,726     11,968           12,707    11,752
    Add:  effect of dilutive securities........              ----       ----             ----       ----
                                                           -------    -------         --------   -------
    Shares used to compute diluted EPS.........             12,726     11,968           12,707    11,752
                                                           =======    =======         ========   =======

NOTE 7. CREDIT FACILITY

        On August 13, 1999, the Company received a written waiver from the financial institutions providing the Company's credit facility for violations of certain of the Company's financial covenants set forth in the agreements relating to the credit facility that existed at that date relating to larger than anticipated losses in the first six months of 1999.

        The Company expects to continue to be out of compliance with certain of its financial covenants under its credit facility for the remainder of the year and is working with its banks to obtain amendments of these covenants. The Company expects that its cost of borrowing under its credit facility will increase approximately 20-25% as a result of obtaining these waivers and amendments. There can be no assurance that the Company Will obtain such requested amendments or that the Company's cost of borrowing will not exceed the above estimate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview--Factors That May Affect Future Results

     When used below in connection with matters that may occur in the future, the words "anticipate," "estimate," "expect" or similar words identify forward looking statements within the meaning of federal securities laws. Forward-looking statements below are based on the Company's current expectations of future events. The matters described in the forward-looking statements are subject to risks and uncertainties. The actual results of these matters may differ substantially from the results anticipated by the Company. The Company cannot assure that future results will meet its current expectations. Risks and uncertainties relating to forward looking statements and to the Company's business include, but are not limited to, those described herein, under "Factors That May Affect Our Business," in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 and in other documents that may be subsequently filed with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

     The following tables set forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales (except for income taxes, which are shown as a percentage of pretax income). The results of operations for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of future results to be expected for the full year.

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                  June 30,
                                                           ------------------         ------------------
                                                             1999       1998             1999      1998
                                                           -------    -------         --------   -------
Net sales                                                    100.0%     100.0%           100.0%    100.0%

Gross profit                                                  43.8%      43.8%            44.6%     43.7%

Operating expenses                                            59.5%      49.2%            56.9%     46.8%
Other operating expenses                                       3.7%       3.5%             3.4%      1.7%
Operating loss                                               (19.4)%     (8.9)%          (15.7)%    (4.8)%

Interest expense                                              (2.7)%     (2.0)%           (2.8)%    (1.7)%
Loss before Income tax benefit                               (22.8)%     (9.7)%          (20.3)%    (6.3)%
Income tax benefit                                           (39.0)%    (38.5)%          (39.0)%   (38.5)%
Net loss                                                     (13.9)%     (6.0)%          (12.4)%    (3.8)%

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net Sales. Net sales increased by 26.4% to $54.6 million from $43.2 million for the three months ended June 30, 1999 (the "Second Quarter 1999") over the three months ended June 30, 1998 (the "Second Quarter 1998").

     Net sales to wholesale customers increased by 26.0% to $46.0 million from $36.5 million for the Second Quarter 1999 compared to the Second Quarter 1998. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from (i) the introduction of the Company's footwear product line in the first quarter of 1999; (ii) expansion into new distribution; (iii) increased sales through the summit shop program, and; (iv) continued strong sales of existing products.

     Retail sales in the U.S. and Canada increased 18.2% to $7.8 million compared to $6.6 million in the prior year. The increase is due to an increase in the number of the Company's outlet stores operating during the Second Quarter 1999 and an overall improved sales performance for the division as a whole.

     Licensing revenues included in net sales increased to $0.8 million for the Second Quarter 1999 compared to $0.1 million for the Second Quarter 1998 related to new licensing arrangements in the Far East.

Gross Profit. Gross profit as a percentage of net sales for the Second Quarter 1999 was flat compared to the Second Quarter 1998 at 43.8%. Overall gross profit as a percent of sales increased during Second Quarter 1999 compared to the Second Quarter 1998 related to the higher percentage of license revenues to total sales during 1999 offset by the lower level of retail sales as a percentage of total sales in 1999 (which carry higher than the average blended margin), as well as increases in inventory reserves during the Second Quarter 1999.

Operating Expenses. Operating expenses, which include selling, marketing, and general administrative expenses, increased by 48.8% to $31.7 million from $21.3 million for the Second Quarter 1999 compared to the Second Quarter 1998 primarily as a result of a significant ramp up of media and promotional spending in the Second Quarter 1999, increases in variable and fixed costs to support the growth of the Company's business, and a $2.1 million expense related to accommodations made to two wholesale distributor customers to keep product sold to these customers during 1998 out of unfavorable distribution channels. Increases related to business growth were principally in the area of the introduction of the Company's footwear product line, new product development, information systems improvements, higher distribution costs, operating costs of new outlets, and depreciation.

Other Operating Expenses. During the Second Quarter 1999, the Company recorded other operating expenses of $2.8 million related to the planned closing of its Vacaville, California distribution center and start up of its Lenexa, Kansas distribution center, the realignment of its San Leandro, California facility, relocating a portion of its corporate headquarters to Carbondale, Colorado, and professional fees related to the restatement of its 1997 and 1998 financial statements. The Company expects to spend another $3 to $4 million in operating expenses related to these efforts, as well as the termination of certain European independent sales representatives, over the next 6 months.

Interest Expense. Net interest expense for the Second Quarter 1999 increased to $1.5 million from $0.8 million for the Second Quarter 1998. The increase is due to higher average borrowings during the Second Quarter 1999 as the Company continues to invest in upgrading its information technology systems, expansion of its summit shop program, opening of new outlets, as well as an overall increase in the scope of its operating activities.

Other Expenses. During the Second Quarter 1999, the Company recorded other expenses of $0.4 million. These expenses are principally related to losses on foreign exchange contracts and the Company's tender offer Transaction Agreement with TNF Acquisition LLC (see Note 3 of Notes to Condensed Consolidated Financial Statements).

Income Tax Benefit. Income tax benefit as a percentage of pretax loss was approximately 39% for both the Second Quarter 1999 and the Second Quarter 1998.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net Sales. Net sales increased by 19.1% to $105.9 million from $88.9 million for the six months ended June 30, 1999 (the "First Half 1999") over the six months ended June 30, 1998 (the "First Half 1998").

     Net sales to wholesale customers increased by 14.2% to $84.7 million from $74.2 million for the first half 1999 compared to the first half 1998. This increase was primarily a result of increased unit sales to the Company's existing wholesale customers resulting from (i) the introduction of the Company's footwear product line in the first half of 1999; (ii) expansion into new distribution; (iii) increased sales through the summit shop program, and;
(iv) continued strong sales of existing products.

     Retail sales in the U.S. and Canada increased 30.3% to $18.9 million compared to $14.5 million in the prior year. The increase is due to an increase in the number of the Company's outlet stores operating during the First Half 1999 and an overall improved sales performance for the division as a whole.

     Licensing revenues included in net sales increased to $2.3 million for the First Half 1999 compared to $0.2 million for the First Half 1998 related to new licensing arrangements in the Far East.

Gross Profit. Gross profit as a percentage of net sales for the First Half 1999 was 44.6% compared to 43.7% the First Half 1998. Overall gross profit as a percent of sales increased during First Half 1999 compared to the First Half 1998 related to the higher percentage of license revenues to total sales during 1999 offset partially by the lower level of retail sales as a percentage of total sales in 1999 (which carry higher than the average blended margin), as well as increases in inventory reserves during the First Half 1999.

Operating Expenses. Operating expenses, which include selling, marketing, and general administrative expenses, increased by 42.8% to $59.4 million from $41.6 million for the First Half 1999 compared to the First Half 1998 primarily as a result of a significant ramp up of media and promotional spending in the First Half 1999, increases in variable and fixed costs to support the growth of the Company's business, and a $2.1 million expense in the Second Quarter 1999 related to accommodations made to two wholesale distributor customers to keep product sold to these customers during 1998 out of unfavorable distribution channels. Increases related to business growth were principally in the area of the introduction of the Company's footwear product line, new product development, information systems improvements, higher distribution costs, operating costs of new outlets, and depreciation.

Other Operating Expenses. During the First Half 1999, the Company recorded other operating expenses of $4.4 million related to the planned closing of its Vacaville, California distribution center and start up of its Lenexa, Kansas distribution center, the realignment of its San Leandro, California facility, relocating a portion of its corporate headquarters to Carbondale, Colorado, and professional fees related to the restatement of its 1997 and 1998 financial statements. The Company expects to spend another $3 to $4 million in operating expenses related to these efforts, as well as the termination of certain European independent sales representatives, over the next 6 months.

Interest Expense. Net interest expense for the First Half 1999 increased to $2.8 million from $1.5 million for the First Half 1998. The increase is due to higher average borrowings during the First Half 1999 as the Company continues to invest in upgrading its information technology systems, expansion of its summit shop program, opening of new outlets, as well as an overall increase in the scope of its operating activities, offset by lower average borrowing rates in 1999 compared to 1998.

Other Expenses. During the First Half 1999, the Company recorded other expenses of $2.1 million. These expenses are principally related to the Company's tender offer Transaction Agreement with TNF Acquisition LLC (see Note 3 of Notes to Condensed Consolidated Financial Statements) and losses on foreign exchange contracts.

Income Tax Benefit. Income tax benefit as a percentage of pretax loss was approximately 39% for both the First Half 1999 and the First Half 1998.

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

     State of Readiness. We have conducted an internal review of both our information systems and significant non-IT systems. We are involved in an enterprise-wide project to upgrade or modify portions of our software so that our computer systems will meet Year 2000 requirements. We have been using both external and internal resources to reprogram or upgrade our software. We plan to complete the modifications and upgrades, including testing, of all information systems by November 1999. No significant Year 2000 problems have been identified in the Company's non-IT systems.

     Costs to Address the Year 2000 Issue. Based on Management's current estimates, the total cost for addressing the Year 2000 issue is estimated to be approximately $750,000 of which approximately $600,000 has been incurred through June 30, 1999.

     Risks Presented by the Year 2000 Issue. We believe that the modifications and upgrades to our software will mitigate any Year 2000 problems associated with our internal systems. However, if we do not complete the process of modifying and upgrading our software in a timely manner, or at all, or if we do not identify computer information systems and non-IT systems that need to be upgraded, the Year 2000 issue could have a material impact on our operations. We have surveyed our significant vendors and other third parties on whom we rely to ensure that they will convert their systems in a timely manner. We currently are in the process of analyzing third party responses to our survey. We cannot be sure that other companies will convert their systems effectively or in a timely manner. If third parties, such as suppliers, manufacturers and other vendors, fail to meet Year 2000 requirements, our business could be materially adversely affected.

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

STOCK MARKET RISKS

     The trading price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering in July 1996, and may fluctuate in the future as a result of many factors, including the Company's operating results, new products introduced by the Company or its competitors, market conditions for the Company's products, changes in earnings estimates by analysts, actual results reported by the Company which may be better or worse than estimates provided by analysts, insider selling of common stock and speculation in the trade or business press. The trading price may also be affected by retail industry, stock market, or economic factors unrelated to the Company's operating performance. Future sales of substantial amounts of Common Stock by existing shareholders may also adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise equity capital in the future. As of June 30, 1999, the Company's directors, officers and certain other affiliates beneficially owned approximately 9% of the outstanding shares of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

     The Company estimates that its capital expenditures in 1999 will be approximately $15 to $17 million. As of June 30, 1999, capital expenditures, including property and equipment financed through capital leases, totaled approximately $10.0 million. This amount will be used principally for investing in summit shops, the upgrade of management information systems, the opening of outlet stores and store upgrades, and other activities.

     The Company anticipates that it will be able to operate its business within the maximum line available under the Company's credit facility for at least the next 12 months, however expects to seek additional financing over the course of the next several months to support the growth of the Company's business. There can be no assurance that the Company will not require additional capital in 1999 or subsequent years.

     On August 13, 1999, the Company received a written waiver from the financial institutions providing the Company's credit facility for violations of certain of the Company's financial covenants set forth in the agreements relating to the credit facility that existed at that date relating to larger than anticipated losses in the first six months of 1999.

     The Company expects to continue to be out of compliance with certain of its financial covenants under its credit facility for the remainder of the year and is working with its banks to obtain amendments to these covenants. The Company expects that its cost of borrowing under its credit facility will increase approximately 20-25% as a result of obtaining these waivers and amendments. There can be no assurance that the Company will obtain such requested amendments or that the Company's cost of borrowing will not exceed the above estimate.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

     Interest Rate Risk. The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 75 basis points, the Company's results from operations and cash flows would have been impacted by approximately $320,000 for the six months ended June 30, 1999.

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

     Beginning in March 1999, purported class action lawsuits were filed in federal district court against the Company and certain of its former and current officers and directors alleging violations of the federal securities laws. These complaints (collectively, the "Securities Litigation") have been consolidated in federal district court in Colorado. The lawsuits generally allege that the defendants made false and misleading statements about the Company's business and financial results during a time period from April 1997 through March 1999. The Company believes it has meritorious defenses to these claims and intends to contest them vigorously. An unfavorable resolution of the Securities Litigation could have a material adverse effect on the business, results of operations or financial condition of the Company.

     On April 6, 1999, a shareholder derivative action purportedly on behalf of the Company, captioned Eng v. Cason, et al., Civil Action No. 810726-0, was filed in California Superior Court, Alameda County. The complaint alleges that the Company's directors and various current and former officers violated California law and breached fiduciary duties to the Company by engaging in alleged wrongful conduct from April 25, 1997 through March 12, 1999, including the conduct complained of in the Securities Litigation. The Company is named solely as a nominal defendant, against whom the plaintiff seeks no recovery.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits

2.1(6) Stock Purchase Agreement, dated as of July 1, 1998, among The North Face, Inc. and La Sportiva USA, Inc.

2.2(6) Registration Rights Agreement dated as of July 1, 1998, among The North Face, Inc. and the stockholders of La Sportiva USA, Inc.

2.3(11) Transaction Agreement, dated as of February 27, 1999, by and between the Registrant and TNF Acquisition LLC, a Delaware limited liability company whose sole member is Green Equity Investors III, L.P., a Delaware limited partnership.

2.4 Amendment to Transaction agreement with TNF Acquisition LLC dated July 31, 1999.

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

10.7(2)**  TNF Holdings Company, Inc.* 1994 Stock Incentive Plan, as amended.

10.8(5)**  The North Face, Inc. 1995 Stock Incentive Plan, as amended.

10.9(1)**  The North Face, Inc. 1996 Stock Incentive Plan.

10.9A(10)**The North Face, Inc. 1996 Stock Incentive Plan, as amended September
           1, 1998.

10.10(1)** The North Face, Inc. 1996 Employee Stock Purchase Plan.

10.11(1)** The North Face, Inc. 1996 Directors' Stock Option Plan.

10.12(9)** The North Face, Inc. 1998 Nonstatutory Stock Option Plan.

10.13(1) Trademark License, dated October 29, 1993, between The North Face and W.L. Gore & Associates, Inc.

10.14(10)  Trademark License, dated September 30, 1998, between The North Face,
           Inc. and Youngone Corporation.

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

10.15A(8)  Amendment to the Loan Agreement, dated as of September 11, 1998.

10.15B     Amendment and Waiver Agreement, dated as of August 13, 1999.

10.16(4) First Amendment and Purchase Agreement dated June 15, 1998 by and between The North Face, Inc., Gianinetti Investment Corp., R.P. Sewell & Company, a Colorado Partnership, Richard Bradley and David
           F. Baggerman and Agreement to Amend/Extend Contract dated December 24, 1998 by and between The North Face, Inc., Gianinetti Investment Corp., R.P. Sewell & Company, a Colorado Partnership, Richard Bradley and David F. Baggerman.
---------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 (No. 333-04107) filed on May 20, 1996 and amendments thereto, filed with the Securities and Exchange Commission on June 3, 1996 and June 24, 1996.

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

(10) Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 filed with the Securities and Exchange Commission on May 7, 1999.

(11) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 1999.

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

Form 8-K filed on April 20, 1999 contained the Company's press release announcing that the Company had not filed its annual report on Form 10-K for the year ended December 31, 1998 because the annual audit by its external auditors was not complete. The Company also announced that trading of its shares had been halted.

Form 8-K filed on May 20, 1999 contained the Company's press release announcing that the Company had filed its annual report on Form 10-K for the year ended December 31, 1998. The Company also announced that it had filed an amended annual report on Form 10-K for the year ended December 31, 1997, as well as an amended quarterly report on Form 10-Q for each of the first three quarters of 1998. The Company stated that it expected to file its quarterly report on Form 10-Q for the first quarter of 1999 by May 24, 1999. The Company also announced that its Transaction Agreement with Leonard Green & Partners, L.P. was in full force and effect although Leonard Green & Partners had informed the Company that they are reevaluating the transactions contemplated by the Transaction Agreement.

Form 8-K filed on June 1, 1999 contained the Company's press release reporting the Company's financial results for the first quarter ended March 31, 1999.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        THE NORTH FACE, INC.
                                        (Registrant)



Dated:  August 13, 1999                 By:  /s/ James G. Fifield
                                            ---------------------------------
                                                 James G. Fifield
                                        President and Chief Executive Officer
                                        Acting Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer of the Registrant)

                               INDEX OF EXHIBITS

The following exhibits are included herein:

 2.4 Amendment to Transaction agreement with TNF Acquisition LLC dated July 31, 1999.

10.15B  Amendment and Waiver Agreement, dated as of August 13, 1999.

27.1    Financial Data Schedule