Form 10-Q
period 1999-09-30
NORTH FACE INC
filed 1999-11-15
CIK 1013749

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1999


   [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ____________ to ____________



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

Yes    X        No
     -----          ------

The number of shares of common stock, $0.0025 par value per share, outstanding on November 10, 1999, was 12,740,920.

                             THE NORTH FACE, INC.

                              September 30, 1999

                              INDEX TO FORM 10-Q

                                                                                 PAGE NO.
PART I.     FINANCIAL INFORMATION

    Item 1 -  Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as of September 30, 1999,
               December 31, 1998 and September 30, 1998                              2

               Condensed Consolidated Statements of Operations for the Three
               and Nine Months Ended September 30, 1999 and 1998                     3

               Condensed Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1999 and 1998                         4

               Notes to Condensed Consolidated Financial Statements                  6

    Item 2 -   Management's Discussion and Analysis of Financial Condition and
               Results of Operations                                                 9

    Item 3 -   Quantitative and Qualitative Disclosure About Market Risk            14

PART II.    OTHER INFORMATION

    Item 1 -   Legal Proceedings                                                    15

    Item 6 -   Exhibits and Reports on Form 8-K                                     16


ITEM 1.  FINANCIAL STATEMENTS


                             THE NORTH FACE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)
                                  (unaudited)

                                                                           September 30,   December  31,   September 30,
                                                                               1999            1998            1998
                                                                           -------------   -------------   -------------
ASSETS
Current assets:
Cash and cash equivalents                                                      $ 10,068        $ 13,452     $  2,284
Accounts receivable, net                                                         70,479          81,529      103,507
Inventories                                                                      81,767          57,457       58,705
Deferred income taxes                                                             3,679           3,661        2,877
Other current assets                                                              9,175          11,162        7,988
                                                                                -------        --------     --------
  Total current assets                                                          175,168         167,261      175,361

Property and equipment, net                                                      33,543          25,916       23,443
Trademarks and intangibles, net                                                  33,282          33,975       34,397
Debt acquisition costs                                                            1,404           1,730        1,456
Deferred income taxes                                                            14,141              --           --
Other assets                                                                      2,887           3,762        3,422
                                                                                -------        --------     --------
   Total  assets                                                               $260,425        $232,644     $238,079
                                                                               ========        ========     ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable, accrued expenses and other current liabilities               $ 37,116        $ 40,463     $ 38,669
Short-term borrowings and current portion of long-term debt and
 capital lease obligations                                                      112,286          55,910       63,157
                                                                               --------        --------     --------
  Total current liabilities                                                     149,402          96,373      101,826
Long-term debt and obligations under capital leases                               1,282           5,360        5,562
Other long-term liabilities                                                       6,954           7,000        6,519
                                                                               --------        --------     --------
  Total liabilities                                                             157,638         108,733      113,907
Minority interest                                                                   642             701          701
Commitments and contingencies (see Note 5)                                           --              --           --

Stockholders' equity:
Common stock, $.0025 par value-shares authorized 50,000,000;
   issued and outstanding; 12,734,000 at September 30, 1999,
   12,494,000 at December 31, 1998 and 12,486,000 at September 30, 1998              32              31           31
Additional paid-in capital                                                      103,870         101,049      101,050
Retained earnings (accumulated deficit)                                          (2,079)         21,660       21,875
Accumulated other comprehensive income-cumulative translation
  adjustments                                                                       322             470          515
                                                                               --------        --------     --------
  Total stockholders' equity                                                    102,145         123,210      123,471
                                                                               --------        --------     --------
  Total liabilities and stockholders' equity                                   $260,425        $232,644     $238,079
                                                                               ========        ========     ========

See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)


                                         Three Months Ended       Nine Months Ended
                                            September 30,           September 30,
                                        ---------------------  -----------------------
                                           1999       1998        1999         1998
                                        ----------  ---------  -----------  ----------
Net sales                                $ 70,997   $ 93,645    $ 176,850    $182,520
Cost of sales                              41,475     52,403      100,064     102,443
                                         --------   --------    ---------    --------
Gross profit                               29,522     41,242       76,786      80,077
Operating expenses                         34,876     24,456       94,265      66,034
Other operating expenses                    4,435      3,418        8,876       4,936
                                         --------   --------    ---------    --------
Operating income (loss)                    (9,789)    13,368      (26,355)      9,107
Interest expense                           (2,181)    (1,648)      (4,966)     (3,170)
Other income (expense), net                (3,286)        35       (5,369)        255
                                         --------   --------    ---------    --------
Income (loss) before income taxes         (15,256)    11,755      (36,690)      6,192
Income tax benefit (expense)                4,593     (4,526)      12,951      (2,385)
                                         --------   --------    ---------    --------
Net income (loss)                        $(10,663)  $  7,229    $ (23,739)   $  3,807
                                         ========   ========    =========    ========
Net income (loss) per share:
  Basic                                     $(.84)      $.58       $(1.87)       $.32
  Diluted                                   $(.84)      $.57       $(1.87)       $.31

Weighted average shares outstanding:
  Basic                                    12,733     12,481       12,715      11,996
  Diluted                                  12,733     12,752       12,715      12,263




See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                    --------------------
                                                                                      1999       1998
                                                                                    ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                   $(23,739)  $  3,807
Adjustments to reconcile net income (loss) to cash used in operating activities:
  Depreciation and amortization                                                       10,130      5,126
  Loss from the disposal of property and equipment                                       940      1,167
  Issuance of note payable for tender offer expenses                                   2,226         --
  Provision for doubtful accounts                                                      1,747        608
  Tax benefit of exercise of stock options                                               142      1,347
  Other                                                                                   --        (31)
Effect of changes in (net of effects of acquisition):
  Accounts receivable                                                                  3,664    (48,394)
  Inventories                                                                        (24,259)   (10,965)
  Other assets                                                                        (5,670)     1,092
  Accounts payable, accrued expenses and other current liabilities                    (3,397)     6,904
  Decrease in other long-term liabilities                                                (46)        --
                                                                                    --------   --------
NET CASH USED IN OPERATING ACTIVITIES                                                (38,262)   (39,339)
                                                                                    --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired as a result of the purchase of La Sportiva USA                              --        235
Deposit for investment in La Sportiva S.r.l.                                              --     (3,086)
Purchases of property and equipment                                                  (13,307)   (11,422)
Proceeds from the sale of property and equipment                                          --         43
                                                                                    --------   --------
NET CASH USED IN INVESTING ACTIVITIES                                                (13,307)   (14,230)
                                                                                    --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt borrowings                                                             10,000         --
Repayments of long-term debt                                                            (775)      (429)
Proceeds from revolver, net                                                           38,987     38,237
Payment of debt acquisition costs                                                         --     (1,525)
Collection of note receivable                                                             --      6,549
Proceeds from issuance of common stock                                                   180      8,312
Redemption of La Sportiva USA preferred stock                                            (59)        --
                                                                                    --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                                             48,333     51,144
                                                                                    --------   --------
Effect of foreign currency fluctuations on cash                                         (148)       198
                                                                                    --------   --------
NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (3,384)    (2,227)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                        13,452      4,511
                                                                                    --------   --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 10,068   $  2,284
                                                                                    ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for:
       Interest                                                                     $  4,695         --
       Income taxes                                                                      428         --


See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - continued
                                 (In thousands)
                                  (unaudited)


                                                                     Nine Months Ended
                                                                       September 30,
                                                                  -----------------------
                                                                    1999        1998
                                                                  -------  --------------
NON CASH INVESTING ACTIVITY - ISSUANCE OF COMMON
STOCK FOR THE ACQUISITION OF LA SPORTIVA USA:

Purchase of working capital                                         $ ---       $   (798)
Purchase of property and equipment                                    ---            (28)
Assumption of other long-term assets                                  ---            (34)
Assumption of other long-term liabilities                             ---            702
Excess purchase price over the fair value of net assets acquired      ---         (3,835)
Redeemable preferred stock                                            ---            876
                                                                    -----       --------
TOTAL ISSUANCE OF COMMON STOCK FOR THE ACQUISITION
OF LA SPORTIVA USA:                                                 $ ---       $ (3,117)
                                                                    =====       ========

NON CASH FINANCING ACTIVITIES:

Issuance of common stock for note receivable                        $ ---         $6,549
Issuance of common stock for land                                   2,500            ---
Acquisition of property and equipment through capital leases        1,860            ---




See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The North Face, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, the interim unaudited financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (the "Form 10-K"). Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 1999.

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

NOTE 2.  TERMINATED AGREEMENT TO SELL THE COMPANY

     On February 27, 1999, the Company entered into a Transaction Agreement (the "Transaction Agreement") with TNF Acquisition LLC ("TNF"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provided for a tender offer for all of the Company's outstanding stock (other than shares held by James G. Fifield, former President and Chief Executive Officer) at $17 cash per share and the acquisition of control of the Company by LGP and Mr. Fifield. On March 5, 1999, the Company withdrew its tender offer. The Transaction Agreement remained in full force and effect although LGP had informed the Company that they were reevaluating the transactions contemplated by the Transaction Agreement (the "Transactions"). On July 31, 1999 the Company announced that it had agreed to extend until August 31, 1999, the termination date under the Transaction Agreement. In agreeing to this extension, the parties also agreed to cap at $2.7 million the expenses payable by The North Face to TNF if the Transactions were not consummated. On September 1, 1999, the Company announced that the Transaction Agreement had been terminated. In September 1999, the Company agreed to pay LGP $2.2 million in expenses associated with the terminated

Transaction Agreement. Such transaction expenses are payable in installments to LGP through June 2000. Also in connection with the termination of the Transaction Agreement, Jim Fifield resigned as the Company's Chief Executive Officer. Total expenses incurred in connection with the terminated agreement during the three and nine months ended September 30, 1999 were $2.3 million and $3.8 million, respectively, which are included in other expenses.

NOTE 3. CREDIT FACILITY

     In September 1998, the Company entered into a new $130.0 million revolving credit facility. The credit facility includes a $15.0 million term note facility and a $115.0 million revolving line of credit facility. The revolving line of credit provides a sublimit facility for letters of credit up to a maximum of $40.0 million. The revolving line of credit bears interest at variable rates (ranging from 7.88% to 9.25% at September 30, 1999). The Company had outstanding term loans of $15.0 million at September 30, 1999, with interest rates of 7.88% and 9.25%. The revolving line of credit provides for borrowings up to $115.0 million with the actual borrowings limited to available collateral, representing eligible receivables and inventory. The credit facility includes certain financial covenants and restrictions on new indebtedness and the payment of cash dividends.

     On November 11, 1999, the Company's bank credit facility was amended whereby the financial covenants were changed and as of December 31, 1999, the revolving credit facility reduces from $115 million to $100 million. The Company anticipates that it will be in compliance with its bank covenants for the remainder of the year. The credit facility now expires on March 31, 2000. The cost of borrowing under its credit facility will increase approximately 15-20% as a result of this amendment. There can be no assurance that the Company's cost of borrowing will not increase even further or that the Company will be able to maintain compliance with its financial covenants, or that the Company will be able to refinance its debt when it is due on March 31, 2000. The Company was charged an amendment fee of $400,000 and is required to pay an additional $575,000 extension fee if the bank credit facility is not repaid in full by December 31, 1999. Also, in connection with the amendment, the Company granted the lender 202,597 contingent warrants to purchase the Company's common stock at an exercise price of $4.8125 which are exercisable beginning on January 15, 2000 if the bank credit facility is not repaid in full. If the bank credit facility is repaid in full prior to January 15, 2000, the contingent warrants expire.

NOTE 4.  NEW CORPORATE HEADQUARTERS

     On January 11, 1999, the Company issued 206,188 shares of common stock with a market value of $12.125 per share as consideration for the purchase of land to be used for its new corporate headquarters in Carbondale, Colorado.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

     Beginning in March 1999, purported class action lawsuits were filed in federal district court against the Company and certain of its former and current officers and directors alleging violations of the federal securities laws.
These complaints (collectively, the "Securities Litigation") have been consolidated in federal district court in Colorado. The consolidated action generally alleges that the Company made false and misleading statements about its financial results during a time period from January 22, 1998 through April 16, 1999. The Company believes it has meritorious defenses to these claims and intends to contest them vigorously. An unfavorable resolution of the Securities Litigation could have a material adverse effect on the business, results of operations or financial condition of the Company.

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

NOTE 6.  OTHER OPERATING EXPENSES

     During the three and nine months ended September 30, 1999, the Company recorded expenses of $4.4 and $8.9 million, respectively, related to (i) relocating a portion of its corporate headquarters to Carbondale, Colorado, (ii) the closure of its Vacaville, California distribution center and the start-up of its Lenexa, Kansas distribution center, (iii) professional fees related to the restatement of the Company's 1997 and 1998 financial statements, and (iv) the severance of certain executive management personnel.

NOTE 7.  COMPREHENSIVE INCOME (LOSS)

The following is a summary of the calculation of comprehensive income (loss) (in thousands):

                                                       Three  Months Ended                 Nine  Months Ended
                                                           September 30                       September 30
                                                  ------------------------------      -----------------------------
                                                         1999            1998             1999              1998
                                                  ---------------- -------------      -------------- --------------
Net income (loss).........................             $(10,663)         $7,229        $(23,739)          $3,807
Other comprehensive income (loss)-
 translation adjustments..................                  651             198            (148)             198
                                                  ---------------- -------------      -------------- --------------
Comprehensive income (loss)...............             $(10,012)         $7,427        $(23,887)          $4,005
                                                  ================ =============      ============== ==============

NOTE 8.  EARNINGS PER SHARE

     The Company calculates basic earning per share (EPS) by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS takes into account the effect of dilutive instruments, such as stock options, and uses the average share price for the period in determining the number of incremental shares that are to be added to the weighted average number of shares outstanding. Diluted EPS for the three and nine months ended September 30, 1999 exclude any effect of such instruments because their inclusion would be antidilutive.

     The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):

                                                        Three Months Ended                 Nine Months Ended
                                                           September 30                       September 30
                                                  ------------------------------      -----------------------------
                                                        1999            1998             1999            1998
                                                  ---------------- -------------      -------------- --------------
Shares used to compute basic EPS..........               12,733          12,481           12,715         11,996
Add:  effect of dilutive securities -
 stock options............................                 ----             271             ----            267
                                                  ---------------- -------------      -------------- --------------
Shares used to compute diluted EPS........               12,733          12,752           12,715         12,263
                                                  ================ =============      ============== ==============



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

RESULTS OF OPERATIONS

  The following tables set forth, for the periods indicated, certain items in the Company's consolidated statements of operations as a percentage of net sales (except for income taxes, which are shown as a percentage of pretax income). The results of operations for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of future results to be expected for the full year.


                                        Three Months Ended      Nine Months Ended
                                          September 30,           September 30,
                                      ----------------------  ---------------------
                                         1999        1998        1999       1998
                                      ----------  ----------  ----------  ---------
Net sales                                 100%        100%        100%       100%
Gross profit                             41.6%       44.0%       43.4%      43.9%
Operating expenses                       49.1%       26.1%       53.3%      36.2%
Other operating expenses                  6.2%        3.6%        5.0%       2.7%
Operating income (loss)                 (13.8%)      14.3%      (14.9%)      5.0%
Interest expense                         (3.1%)      (1.8%)      (2.8%)     (1.7%)
Income (loss) before income taxes       (21.5%)      12.6%      (20.7%)      3.4%
Income tax benefit (expense)             30.1%      (38.5%)      35.3%     (38.5%)
Net income (loss)                       (15.0%)       7.7%      (13.4%)      2.1%

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net Sales. Net sales decreased by 24.2% to $71.0 million from $93.6 million for the three months ended September 30, 1999 (the "Third Quarter 1999") over the three months ended September 30, 1998 (the "Third Quarter 1998").

     The decrease in sales was primarily attributable to the decrease in U.S. wholesale sales of $24.4 million or 44.5% to $30.4 million from $54.8 million in the Third Quarter 1999 to the Third Quarter 1998 respectively. This decrease is primarily attributable to difficulties encountered by the Company when it outsourced its U.S. distribution of products to a third party distributor. The decrease in wholesale sales was partially mitigated by an increase in retail sales of $3.0 million or 22.7% to $16.0 million compared to $13.0 million in the prior year. This increase is primarily due to the opening of four new stores.

Gross Profit. The decrease in gross profit of $11.7 million is primarily related to a sales decrease in our U.S. wholesale operation of $24.4 million which resulted in a gross profit decrease of $11.0 million. This decrease is primarily attributable to difficulties encountered by the Company when it outsourced its U.S. distribution of products to a third party distributor. In addition, there was a decline in the gross profit margins in our retail operations of approximately $1.0 million as a result of liquidation sales to dispose of excess inventory.

Operating Expenses. Operating expenses, which include selling, marketing, and general administrative expenses, increased by 42.6% to $34.9 million from $24.5 million for the Third Quarter 1999 compared to the Third Quarter 1998. Contributing to the increased costs were additional expenses approximating $3.3 million associated with outsourcing the distribution of the Company's U.S. products through a third party distributor. Further, the Company incurred approximately $2.7 million in additional expenses in the Third Quarter 1999 as compared to Third Quarter 1998 in connection with its discount and customer collection programs. Also contributing to increases in costs for the Third Quarter 1999 compared to the Third Quarter 1998 was an increase in its depreciation expense of approximately $1.3 million due to accelerated depreciation for software costs which are near the end of their useful lives, increased charges for its summit shop program, and higher depreciation costs related to furniture, fixtures and equipment in its temporary Carbondale, Colorado corporate offices. The balance of the increases were primarily due to increases in variable and fixed costs to support the Company's current business needs.

Other Operating Expenses. During the Third Quarter 1999, the Company incurred other operating expenses of $4.4 million which included approximately $1.4 million start-up costs related to the outsourcing of its U.S. products to a third party distributor and approximately $2.4 million primarily in connection with the severance of certain executive management personnel. During the Third Quarter of 1998, the Company incurred costs of approximately $2.4 million primarily for the relocation of its corporate headquarters to Carbondale, Colorado.

Interest Expense. Net interest expense for the Third Quarter 1999 increased to $2.2 million from $1.6 million for the Third Quarter 1998. The increase was primarily due to higher average borrowings during the Third Quarter 1999 as compared to the Third Quarter 1998 as the Company continues to invest in upgrading its information technology systems, opening of new outlets, expansion of its Summit Shop program as well as an overall increase in the scope of its operating activities.

Other Expenses. During the Third Quarter 1999, the Company incurred other expenses of $3.3 million related to the Company's tender offer Transaction Agreement with TNF Acquisition LLC (see Note 2 of notes to condensed consolidated financial statements). In connection with the terminated Transaction Agreement, the Company made a $2.2 million provision for transaction costs owed to LGP.

Income Tax Benefit (Expense). The effective income tax rate was 30.1% for the Third Quarter 1999, compared to a 38.5% income tax expense for the Third Quarter 1998. The change was primarily attributable to state loss carry forward limitations as well as permanent income tax differences.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net Sales. Net sales decreased by 3.1% to $176.9 million from $182.5 million for the nine months ended September 30, 1999 over the nine months ended September 30, 1998.

     Net sales to U.S. wholesale customers decreased by 18.4% to $87.6 million from $107.4 million for the nine months of 1999 compared to the nine months 1998. This decrease was primarily attributable to difficulties encountered by the Company when it outsourced its U.S. distribution of products to a third party distributor. This sales decrease was offset by increases in European wholesale sales, La Sportiva USA sales and retail sales of approximately $14.4 million.

Gross Profit. The decrease in gross profit of $3.3 million is primarily related to a sales decrease in our U.S. wholesale division of $19.7 million which resulted in a gross profit decrease of $8.7 million. In addition to this decrease there was a decline in the gross profit margins in our retail operations of approximately $1.4 million or 3.9% as a result of liquidation sales to dispose of excess inventory. These decreases were mitigated by sales increases in our European wholesale sales, La Sportiva USA wholesale sales and retail sales resulting in gross profit increases of approximately $6.9 million.

Operating Expenses. Operating expenses, which include selling, marketing, and general administrative expenses, increased by 42.8% to $94.3 million from $66.0 million for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998 or $28.2 million. Contributing to the increased costs were additional expenses approximating $3.3 million related to the distribution of the Company's U.S. products to a third party distributor, $2.7 million in connection its discount and customer collection programs, and $2.1 million related to accommodations made to two wholesale distribution customers. In addition, the Company incurred additional costs in its media and promotional spending as well as increased costs related to the introduction of its footwear product line, new product development, information system improvements and operating costs of new outlets.

Other Operating Expenses. During the nine months ending September 30, 1999, the Company incurred other operating expenses of $8.9 million which included approximately $4.2 million related to the outsourcing of its U.S. products to a third party distributor and $2.8 million primarily in connection with the severance of certain executive management personnel. Also contributing to the increase was costs related to the realignment of its San Leandro, California facility, relocating a portion of its corporate headquarters to Carbondale, Colorado, professional fees related to the restatement of its 1997 and 1998 financial statements and establishing a Hong Kong operation.

Interest Expense. Net interest expense for the nine months 1999 increased to $5.0 million from $3.2 million for the same period in 1998. The increase is primarily due to higher average borrowings during the Second and Third Quarter 1999 as the Company continues to invest in upgrading its information technology systems, opening of new outlets, expansion of its Summit Shop program as well as an overall increase in the scope of its operating activities.

Other Expenses. During the first nine months of 1999, the Company incurred other expenses of $5.4 million of which $3.8 million is related to the Company's tender offer Transaction Agreement with TNF Acquisition LLC (see Note 2 of notes to condensed consolidated financial statements) and losses on foreign exchange contracts.

Income Tax Benefit (Expense). The effective income tax rate was approximately 35.3% for the nine months ended September 30, 1999, compared to a 38.5% for the nine months ended September 30, 1998. The change was primarily attributable to state loss carry forward limitations as well as permanent differences.

FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS

Key Personnel. The Board of Directors recently appointed Robert Bunje as the Chairman of the Board to fill the vacancy created by Marsden Cason's resignation. In addition, several key members of our senior management team have recently joined the Company, including Geoffrey D. Lurie, our Chief Executive Officer and Karl Heinz Salzburger, our President. The Company's future success will depend upon the ability of these new key employees and our new Chairman to effectively integrate themselves into our business and to work together as a management team, and upon the Company's ability to successfully recruit and retain new directors, executive officers and other key personnel. There can be no assurance that any of such persons will remain directors, executive officers or employees of the Company in the future. There can be no assurance that any existing or newly hired director, executive officer or key employee can successfully manage or contribute to the Company's operations. To the extent the Company is not successful in retaining the services of any of its directors, executive officers or other key personnel and recruiting and retaining the services of new directors, executive officers or other key personnel, the Company may not be able to operate its business which may have a significant adverse effect on the Company's valuation and market price of its Common Stock.

Tender Offer. On February 27, 1999, the Company entered into a Transaction Agreement (the "Transaction Agreement") with TNF Acquisition LLC ("TNF"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provided for a tender offer for all of the Company's outstanding stock (other than shares held by James G. Fifield, the Company's former President and Chief Executive Officer) at $17 cash per share and the acquisition of control of the Company by LGP and Mr. Fifield. On March 5, 1999, the Company withdrew its tender offer. The Transaction Agreement was terminated on September 1, 1999. In connection with the termination of the Transaction Agreement, the Company is required to pay LGP $2.2 million for expenses associated with the terminated Transaction Agreement.

In connection with the Transaction Agreement and following the Company's accounting-related announcements, which reported the restatement of the Company's 1997 Consolidated Financial Statements and 1998 interim Condensed Consolidated Financial Statements, several lawsuits have been filed against the Company. There can be no assurance that the Company will successfully defend these lawsuits. Regardless of the outcome of these lawsuits, the Company will likely incur significant related expenses and costs that could have a material adverse affect on the Company's business and operations. See "Item 3. Legal Proceedings."

Stock Market Risks. The trading price of the Company's Common Stock has fluctuated significantly since the Company's initial public offering in July 1996, and may fluctuate in the future as a result of many factors, including the Company's operating results, new products introduced by the Company or its competitors, market conditions for the Company's products, changes in earnings estimates by analysts, actual results reported by the Company which may be better or worse than estimates provided by analysts, sales of common stock by insiders, speculation in the trade or business press, present and future litigation, results of such litigation, and recent and future turnover of senior management. The trading price may also be affected by retail industry, stock market, or economic factors unrelated to the Company's operating performance. Future sales of substantial amounts of Common Stock by existing stockholders may also adversely affect prevailing market prices for the Common Stock and could impair the Company's ability to raise equity capital in the future. As of September 30, 1999, the Company's directors, officers and certain other affiliates beneficially owned approximately 9% of the outstanding shares of the Company's Common Stock.

Outsourcing of Distribution. In May 1998, the Company initiated outsourcing of distribution for its business in Canada. In July 1999, the Company initiated outsourcing of distribution in the U.S. The Company experienced significant delays and difficulties with its distribution of products since the change in July. There can be no assurance that the Company will be able to resolve its distribution difficulties or that third-party outsourcing partners will be able to service the Company's customers adequately in the future. In addition, the costs of outsourcing may be greater than anticipated.

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

Reliance on Unaffiliated Manufacturers. The Company currently relies on approximately 35 unaffiliated manufacturers to produce nearly all of its products, with ten of the manufacturers producing approximately 80% of the Company's products for the first three quarters of 1999. The Company has no long-term contracts with its manufacturing sources, and it competes with other companies for production facilities and import quota capacity. Any disruption in the Company's ability to obtain manufacturing services could have a material adverse effect on the Company's business. None of the manufacturers used by the Company produce the Company's products exclusively. The Company has occasionally received, and may in the future receive, shipments of products from manufacturers that fail to conform to the Company's quality control standards.

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

International Operations. The Company's business is subject to the risks generally associated with doing business abroad. These risks include adverse fluctuations in currency exchange rates (particularly those of the U.S. dollar against certain foreign currencies), changes in import duties or quotas, the imposition of taxes or other charges on imports, the impact of foreign government regulation, political unrest, disruption or delays of shipment and changes in economic conditions in countries in which the Company's suppliers are located. The Company imports approximately 73% of its merchandise from contract manufacturers located outside of the United States, primarily in the Far East. A significant portion of the Company's products is produced in China. From time to time, the U.S. government has considered imposing punitive tariffs on apparel and other exports from China. The imposition of any such tariffs could disrupt the supply of the Company's products, which could have a material adverse effect on the Company's results of operations.

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

Reliance on Management Information Systems. Currently, the Company is upgrading its capabilities and systems associated with product acquisition, merchandise allocation and financial accounting, which have not kept pace with the Company's growth. The Company has made significant investments to improve existing management information systems and implement new systems in these areas during 1999. There can be no assurance that these improvements will be successfully implemented. Failure to implement and integrate such systems could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     State of Readiness. We have conducted an internal review of both our information systems and significant non-IT systems. We are involved in an enterprise-wide project to upgrade or modify portions of our software so that our computer systems will meet Year 2000 requirements. We have been using both external and internal resources to reprogram or upgrade our software. We plan to complete the modifications and upgrades, including testing, of all information systems by early December 1999. No significant Year 2000 problems have been identified in the Company's non-IT systems.

     Costs to Address the Year 2000 Issue. Based on management's current estimates, the total cost for addressing the Year 2000 issue is estimated to be approximately $750,000 of which approximately $611,000 has been incurred through September 30, 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     In September 1998, the Company entered into a new $130.0 million revolving credit facility. The credit facility includes a $15.0 million term note facility and a $115.0 million revolving line of credit facility. The revolving line of credit provides a sublimit facility for letters of credit up to a maximum of $40.0 million. The revolving line of credit bears interest at variable rates (ranging from 7.88% to 9.25% at September 30, 1999). The Company had outstanding term loans of $15.0 million at September 30, 1999, with interest rates of 7.88% and 9.25%. The revolving line of credit provides for borrowings up to $115.0 million with the actual borrowings limited to available collateral, representing eligible receivables and inventory. The credit facility includes certain financial covenants and restrictions on new indebtedness and the payment of cash dividends.

     The Company experienced significant liquidity problems in the third quarter of 1999 as a result of the shipping difficulties encountered when it outsourced its U.S. distribution of products to a third party distributor. Late shipments significantly reduced the Company's sales, profitability and its borrowing base.

     Effective November 11, 1999, the Company's bank credit facility was amended to reflect certain changes in the financial covenants, among other things. As of December 31, 1999 the revolving credit facility reduces from $115 million to $100 million. The Company currently anticipates that it will be in compliance with its bank covenants for the remainder of the year. The credit facility now expires on March 31, 2000. The cost of borrowing under its credit facility will increase approximately 15-20% as a result of this amendment. There can be no assurance that the Company's cost of borrowing will not increase even further or that the Company will be able to maintain compliance with its financial covenants, or that the Company will be able to refinance its debt when it is due on March 31, 2000. The Company was charged an amendment fee of $400,000 and is required to pay an additional $575,000 extension fee if the bank credit facility is not repaid in full by December 31, 1999. Also, in connection with the amendment, the Company granted the lender 202,597 contingent warrants to purchase the Company's common stock at an exercise price of $4.8125 which are exercisable beginning on January 15, 2000 if the bank credit facility is not repaid in full. If the bank credit facility is repaid in full prior to January 15, 2000, the contingent warrants expire.

     The Company anticipates that it will be able to operate its business within the maximum line available under the Company's credit facility; however, it expects to seek additional financing over the course of the next several months to support the growth of the Company's business. There can be no assurance that the Company will not require additional capital in 1999 or in subsequent years or that it will be able to obtain such capital if required.

          The Company estimates that its capital expenditures for all 12 months of 1999 will be approximately $16.0 to $18.0 million. For the nine months ended September 30, 1999, capital expenditures, including property and equipment financed through capital leases, totaled approximately $15.2 million. Capital expenditures will be used principally for investing in summit shops, the upgrade of management information systems, the opening of outlet stores and store upgrades general corporate purposes.

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

     Beginning in March 1999, purported class action lawsuits were filed in federal district court against the Company and certain of its former and current officers and directors alleging violations of the federal securities laws. These complaints (collectively, the "Securities Litigation") have been consolidated in federal district court in Colorado. The consolidated action generally alleges that the Company made false and misleading statements about its financial results during a time period from January 22, 1998 through April 16, 1999. The Company believes it has meritorious defenses to these claims and intends to contest them vigorously. An unfavorable resolution of the Securities Litigation could have a material adverse effect on the business, results of operations or financial condition of the Company.

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

ITEM 5.  OTHER INFORMATION

     In November 1999, the Company entered into employment agreements with each of Geoffrey D. Lurie and Karl Heinz Salzburger.

     The North Face (Italy) S.r.l. entered into a separate employment agreement with Karl Heinz Salzburger in November 1999.

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

2.4(12)   Amendment to Transaction agreement with TNF Acquisition LLC dated
July 31, 1999.

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

10.9A(10)** The North Face, Inc. 1996 Stock Incentive Plan, as amended September 1, 1998.

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

10.15A(8) Amendment to the Loan Agreement, dated as of September 11, 1998.

10.15B(13) Amendment and Waiver Agreement, dated as of August 13, 1999.

10.15C  Amendment No. 4 to the Loan Agreement, dated as of November 11,
1999.

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

10.17 Employment Agreement, dated as of November 4, 1999, between The North Face and Geoffrey D. Lurie.

10.18 Employment Agreement, dated as of November 4, 1999, between The North Face and Karl Heinz Salzburger.

10.19 Employment Agreement, dated as of November 1, 1999, between The North Face and Karl Heinz Salzburger.

27.1 Financial Data Schedule

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

(11) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on March 5, 1999.

(12) Incorporated by reference to the Company's Report on Form 8-K filed with the Securities and Exchange Commission on August 17, 1999.

(13) Incorporated by reference to the Company's Report on Form 10-Q for the period ended June 30, 1999 filed with the Securities and Exchange Commission on August 16, 1999.

* TNF Holdings Company, Inc., a Delaware corporation, changed its name to The North Face, Inc. on June 8, 1994.

**   Indicates management contract or compensatory plan or arrangement.

     (b)  Reports on Form 8-K

     Form 8-K filed on August 17, 1999 contained an Amendment to the Transaction Agreement between the Company and TNF Acquisition LLC, an affiliate of Leonard Green & Partners, L.P. extending the termination date of the Transaction Agreement to August 31, 1999. The Form 8-K also contained the August 2, 1999 press release reporting the extension of the termination date of the Transaction Agreement to August 31, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE NORTH FACE, INC.
                                         (Registrant)



Dated:  November 15, 1999                By:  /s/  Geoffrey D. Lurie
                                              ---------------------------------
                                              Chief Executive Officer

                               INDEX OF EXHIBITS

The following exhibits are included herein:

10.15C  Amendment No. 4 to the Loan Agreement, dated as of November 11, 1999.

10.17 Employment Agreement, dated as of November 4, 1999, between The North Face and Geoffrey D. Lurie.

10.18 Employment Agreement, dated as of November 4, 1999, between The North Face and Karl Heinz Salzburger.

10.19 Employment Agreement, dated as of November 1, 1999, between The North Face and Karl Heinz Salzburger.

27.1    Financial Data Schedule