Form 10-K
period 1999-12-31
NORTH FACE INC
filed 2000-04-14
CIK 1013749

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1999

                                      OR

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

  As of April 10, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates was $24,717,131.

  As of April 10, 2000, the number of shares of the registrant's Common Stock outstanding was 12,757,229.

================================================================================

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

  The North Face, Inc., a Delaware corporation, was founded in 1965 by outdoor enthusiasts as a retailer of high performance climbing and backpacking equipment. The North Face, Inc., together with its consolidated subsidiaries ("The North Face" or the "Company"), designs and distributes technically sophisticated outerwear, snowsports gear, functional sportswear, tents, sleeping bags, backpacks, daypacks, accessories and rugged footwear under The North Face(R) name. Through its subsidiary, La Sportiva USA, the Company distributes rock climbing shoes, mountaineering boots and other rugged footwear under the La Sportiva(R) name. The Company believes that The North Face(R) is the world's premier brand of high-performance outdoor apparel and equipment.

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

  The trend towards more active outdoor lifestyles is demonstrated by increased participation in a variety of outdoor activities such as camping, hiking and backpacking. A 1997 survey by the Travel Industry Association of America indicated that one-half of U.S. adults, or 74 million people, have taken an adventure travel trip in the past five years. Of these, 31 million engaged in "hard" adventure activities like whitewater rafting, scuba diving and mountain climbing. In addition, outdoor or rugged apparel has been increasingly worn as casual clothing even by individuals who do not participate in outdoor activities or require the functionality of a high-performance product. Casual wear in general also has become increasingly popular, particularly in the workplace, as evidenced by the dramatic increase in "casual days" and the increased prevalence of "brown shoes."

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

                               COMPANY OVERVIEW

  The Company is a leading designer, distributor and marketer of technically sophisticated outdoor apparel and equipment under The North Face brand name. Over the past 35 years, the Company has built a strong and widely recognized reputation for high-quality, innovative and technically sophisticated products, which management believes has established The North Face as the world's premier brand of outdoor apparel and equipment.

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

  In April 2000, the Company executed a definitive merger agreement (the "VF Merger Agreement") providing for the acquisition of all the outstanding shares of the Company by VF Corporation ("VF") for $2.00 per share. As a first step in the transaction, a subsidiary of VF will commence a cash tender offer for all the outstanding shares of the Company at $2.00 per share. The offer will be conditioned, among other things, upon a majority of the issued and outstanding shares being tendered and not withdrawn prior to the expiration of the offer. Following successful completion of the tender offer, the VF subsidiary will be merged into The North Face and each outstanding share will be converted into the right to receive $2.00 in cash.

  As set forth in greater detail below, the Company's difficulties in meeting its loan agreement covenants and financing needs, its losses from operations, its negative working capital position and the scheduled expiration of its credit facility on April 15, 2000 have raised substantial doubt about its ability to continue as a going concern. As a consequence, if, for any reason, the tender offer and merger contemplated by the VF Merger Agreement are not consummated, the Company will be required to consider seeking protection under Chapter 11 of the Bankruptcy Code.

                                   PRODUCTS

  The Company offers a broad range of outerwear, equipment, Tekware(R), Ascentials (accessories), snowsports gear, rugged footwear and other products designed for outdoor activities, such as mountaineering, climbing, backpacking, skiing, snowboarding, hiking, trekking and adventure travel. The Company designs its products to function as "equipment for the body," and its goal is to offer the most technically advanced products in its field and to establish the industry standard in each of its product categories. The Company designs many of its products for extreme applications such as high altitude mountaineering, rock and ice climbing, and back-country skiing and snowboarding. While management believes that only a small fraction of consumers who buy the Company's products participate in such activities, the ability of its products to achieve high levels of performance under extreme conditions reinforces The North Face brand identity. The Company also strives to offer products at more moderate price-points that appeal to a broader consumer base, are higher in quality than competitive products and incorporate many of the features, materials and technologies used in its most technically advanced designs. As a result of the more than 30 years of experience gained as a provider of outdoor apparel and equipment to many of the world's most challenging high altitude and polar expeditions, management believes that The North Face(R) has achieved the highest level of authenticity in the outdoor apparel and equipment industry. Management believes that its dedication to producing high-quality, innovative and technically sophisticated products is exemplified by its marketing statement, "For over thirty years, individuals whose lives depend on the performance of their gear consistently choose The North Face," which differentiates The North Face from any other company in the outdoor apparel and equipment industry.

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

  In 1998, sales of outerwear, equipment, Tekware, snowsports gear, Ascentials, and other products represented approximately 50%, 15%, 13%, 9%, 8%, and 5%, of net sales, respectively. In 1999, the Company began to offer rugged footwear under The North Face brand. In 1999, sales of outerwear, equipment, Tekware, footwear, snowsports gear, Ascentials, and other products represented approximately 48%, 16%, 13%, 7%, 7%, 6%, and 3% of net sales, respectively.

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

Tekware

  In 1996, the Company entered the broader casual sportswear market with its introduction of Tekware, a line of high-performance functional sportswear made from a new generation of synthetic fabrics and developed in collaboration with E.I. DuPont de Nemours & Co. ("DuPont") and other companies. Tekware is offered in three lines: (i) Bouldering/Climbing; (ii) Trail Running/Performance; and
(iii) Trekking/Adventure Travel. Each line offers styles for men and women and features a collection of pants, shorts, shirts, pullovers, fleece garments, wind jackets, vests, tank tops and tights. The synthetic fabrics from which the Company's Tekware products are made offer significant advantages, such as rapid drying and resistance to shrinking, tearing, fading, staining, mildewing and wrinkling.

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

Rugged Footwear

  The Company entered into the rugged footwear market in 1999 with The North Face branded products in two key categories: Trail Running and Trekking. The Trekking category is the largest category of the rugged footwear business, while the Trail Running category is the fastest growing segment.

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

  The Company regularly reviews its product lines and actively seeks input from a variety of sources, including elite athletes, retailers, consumers and suppliers. At the forefront of the product development effort is a product development team, which includes experts in textiles and design engineering. The product development team works primarily with staff designers and also with outside contract designers.

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

                            MARKETING AND PROMOTION

  The Company's goal is to increase brand awareness by projecting a high-quality, technically sophisticated and authentic image that appeals to core professionals and serious outdoor enthusiasts as well as to a broader segment of consumers. The Company conveys such an image by featuring world-class climbers, explorers, skiers and snowboarders using the Company's products on high altitude, polar or backcountry expeditions. The Company's marketing materials utilize language and images that, while directed to the extreme athlete, appeal to a broader segment of consumers.

  The Company believes that it has obtained a high level of brand awareness and loyalty from the extreme users of its products. In order to bolster brand loyalty and to further enhance its authentic image, the Company has supported selected outdoor sporting events, high altitude and polar expeditions and the teams of climbers, explorers and skiers it sponsors. The North Face(R) has been a supplier of outerwear and equipment to many of the world's most challenging expeditions for over 30 years. A small sampling of these expeditions includes the 1969 Arctic Institute of North America Altitude Expedition; the 1978 American Woman's Himalayan Expedition; the 1987 International K-2 Expedition; the 1989 Trans-Antarctica Expedition; the 1992 American Gasherbrum IV Expedition; the 1994 Sagmartha Environmental Expedition; the 1995 Ak-Su Kyrgyzstan Expeditions; the 1996 Shipton Spire Expeditions; the 1997 Women's Morocco Expedition; the 1997 Queen Maud Land Expedition; the 1998 Mt. McKinley Women's Expedition for Survivors of Breast Cancer; the 1998 Baffin Island Expedition; and the 1999 Trango Tower Expedition.

  Recognizing that the product choices of professional athletes influence consumer preferences, the Company employs or sponsors several world-class professional climbers, including Conrad Anker, Greg Child, Lynn Hill, Pete Athans, Peter Croft, Yuji Hirayama, Jay Smith, and Katie Brown; extreme skiers Scot Schmidt, Rick Armstrong, Rob DesLauriers, Kasha Rigby and Jeremy Nobis; and backcountry snowboarders Jim Zellers, Jay Nelson and Megan Pishke. These athletes are integral to the Company's product research, design and testing. In addition, they participate in promotional activities on behalf of the Company, including product demonstrations and appearances at exhibitions, tradeshows, retailer clinics and promotional events, and appear in photographs to promote the Company in catalogs, advertisements, posters and videos. The Company also has relationships with the Professional Ski Instructors of America, the National Ski Patrol, and the American Association of Snow Board Instructors, pursuant to which each of these organizations endorses the Company's snowsports gear.

  The Company's advertising campaign has consisted of a two-tiered strategy. The first tier is a national campaign that consists of print advertising in targeted vertical outdoor and snowsport publications (i.e., Outside, Backpacker, Rock and Ice, Climbing, National Geographic Adventure, Skiing, and Powder). The second tier is a regional campaign that consists of TV, radio, outdoor and local print in key regional markets (i.e., Denver, Seattle, New York, Boston, Chicago and Portland).

  In December 1999 and January 2000, the Company made its national TV programming debut with The North Face Expeditions, five one-hour documentary specials hosted by rock star Sting and featuring The North Face sponsored athletes and expeditions. The trips documented included climbing Mount Everest, big wall climbing in the Himalayas, rock climbing in Madagascar, heli-skiing in India, and back-country skiing in Pakistan. These inspirational stories followed the athletes as they explored the unknown and faced challenges.

  The North Face and Chevy Trucks have formed a marketing partnership that includes future product opportunities. At the Detroit Auto Show in January 2000, Chevy Trucks unveiled the show vehicle, The Avalanche, The North Face Edition. The Company worked with Chevrolet in developing this truck with unique seat material and trim with The North Face logo, unique floor mats, exterior The North Face logo, The North Face summit pods that attach to the back of the front bucket seats, and TNF water duffel bags designed exclusively for the rear cargo bed.

                            SALES AND DISTRIBUTION

  The Company currently sells its products primarily to a select group of specialty outdoor, premium-sporting goods and major outdoor specialty retail customers, such as Recreational Equipment, Inc. ("REI") and Eastern Mountain Sports, Inc. To preserve the integrity of The North Face(R) brand identity, the Company has historically limited its distribution to retailers that market products that are consistent with the Company's quality standards and that provide a high level of customer service and technical expertise.

Wholesale Sales

  The Company's wholesale customers currently consist, primarily, of specialty outdoor product retailers. The Company sells its products to approximately 1,500 wholesale customers in the United States, representing an estimated 2,300 storefronts. In Europe, the Company sells to approximately 1,200 wholesale customers, representing an estimated 1,600 storefronts, and in Canada, the Company sells its products to approximately 300 wholesale customers, representing an estimated 500 storefronts.

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

  Because the Company expects its wholesale business to constitute an increasing percentage of total sales going forward as compared to its sales in Company-owned retail stores, overall gross margins may decline in the future. In addition, sales returns in excess of anticipated amounts could have an adverse effect on operations.

Summit Shops

  In 1996, the Company introduced Summit Shops, which are year-round concept shops dedicated to The North Face(R) products located within certain of its customers' stores. Summit Shops are intended to increase sales at retailers carrying the Company's products by offering an attractively designed, professionally merchandised, dedicated selling space featuring a wide range of The North Face(R) products. The objectives of the Summit Shops are to: (i) provide year-round floor space within the Company's customers' stores that is dedicated to The North Face(R) products; (ii) increase the Company's control over the merchandising and appearance of the Company's products at the retail level; (iii) create an increased awareness of the Company's products among consumers; (iv) modernize the specialty retailers' approach to merchandising The North Face(R) products; (v) improve the Company's ability to monitor its customers' sales; and (vi) maintain a consistent product assortment and marketing presentation at the retail level. The Company has designed the appearance of each Summit Shop, including its fixtures, merchandise displays, descriptive placards and graphic images, to increase consumer awareness of The North Face(R) brand identity. The Company also provides sales and product training for the retailers' personnel who work in the Summit Shops.

  At the end of 1999, there were a total of 461 Summit Shops. At the end of 1998, there were a total of 394 Summit Shops. These shops ranged in size from 140 to 2500 square feet and averaged approximately 425 square feet.

Company Operated Retail Stores

  The Company's eight retail stores are an important component of its marketing and product development strategies and provide a targeted environment in which to merchandise and sell The North Face(R) product lines. Located primarily in high-end retail shopping districts and regional shopping malls, these stores carry a broad range of The North Face(R) products and a small offering of complementary products from other manufacturers. The Company believes that as a result of its ability to control the visual presentation and product assortment in its retail stores, these stores help build brand awareness and introduce consumers to a broad range of The North Face(R) products. These stores also provide a means for the Company to test the appeal of new products and merchandising techniques. By working closely with store personnel, many of whom are outdoor enthusiasts, the Company also obtains customer feedback that influences product design and development.

  The Company's retail stores are located in the following cities: Denver and Boulder, Colorado; Seattle, Washington; Oakbrook and Chicago, Illinois; and San Francisco, Costa Mesa and Palo Alto, California. Although the Company considers its retail stores to be an important aspect of its brand name strategy, the Company currently has no plans to open additional retail stores.

Company Operated Outlet Stores

  Outlet stores serve as an effective means of liquidating discontinued and excess wholesale merchandise. The Company operates fourteen North American outlet stores, located in the following cities: Berkeley, San Francisco, Carlsbad, Desert Hills, and San Jose, California; Freeport, Maine; Woodbury, New York; Bend, Oregon; Birch Run, Michigan; Wrentham, Massachusetts; San Marcos, Texas; Dawsonville, Georgia; Cookstown (Toronto) and Quebec, Canada. In addition, the Company operates one outlet in Switzerland and opened an additional outlet in Italy in January, 2000. The Company has no plans to open any additional outlets in 2000.

Distribution

  In May 1998, the Company initiated outsourcing of distribution for its business in Canada. In July 1999, the Company outsourced its distribution in the U.S. and experienced significant delays and difficulties during the Fall 1999 shipping period. As a result, in December 1999, the Company terminated its contract with its original third party distributor and a new provider was engaged for its U.S. distribution. The new provider began integrating systems, procedures and personnel during December 1999 and the beginning of January 2000. There can be no assurance that the Company will be able to resolve its distribution difficulties or that third-party outsourcing partners will be able to service the Company's customers adequately in the future. In addition, the costs of outsourcing may be greater than anticipated.

  In Europe, the Company operates a distribution and administrative facility in Port Glasgow, Scotland.

  All the Company's products are shipped by third-party carriers.

Fluctuations in Sales

  Sales of the Company's products historically have fluctuated due to conditions beyond the Company's control, such as weather, economic cycles, and other conditions that affect consumer spending. The Company, like other retailers, also is subject to seasonal and quarterly fluctuations. The Company's results of operations may fluctuate from quarter to quarter as a result of, among other things, the amount and timing of shipments to wholesale customers, government shipments, the timing and magnitude of discounts in retail stores, the timing of international licensing and royalty contracts, advertising and marketing expenditures, increases in the number of employees and overhead, and costs associated with new growth and new store openings.

                           INTERNATIONAL OPERATIONS

  International sales accounted for approximately 28%, 25% and 26% of the Company's net sales in 1999, 1998 and 1997, respectively. The Company utilizes an integrated worldwide approach to product development, sourcing and marketing in order to reduce costs, achieve consistent Company-wide quality standards and create a unified global brand. By offering substantially the same product lines and promoting the same image in catalogs, advertising and point of purchase materials, the Company has positioned The North Face(R) brand in Europe to be consistent with the brand image in the United States and Canada.

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

Canada

  The Company's Canadian operations are headquartered in Quebec, Montreal. Since early 1995, the Company has sold its products in Canada through independent sales representatives to customers located primarily in British Columbia, Ontario, and Quebec. Prior to 1995, the Company's products were sold in Canada through a licensee. In May 1998, the Company consolidated certain administrative and customer service functions of its Canadian operations within the United States, and outsourced to a third party the Canadian distribution function.

Asia

  In Japan and Korea, substantially all the Company's trademarks are owned by Kabushiki Kaisah Goldwin ("Goldwin"), a leading manufacturer and distributor of high-end sports and outdoor apparel and equipment. The North Face(R) is a leading high-performance outdoor brand in Japan. The Company and Goldwin work closely together in the areas of product design, sourcing and brand imaging. The Company believes that Goldwin shares the Company's strategy of building a unified global brand. The Company benefits from this relationship by selling certain products to Goldwin and by charging an administrative fee for orders Goldwin adds to the Company's production. In Hong Kong and Macau, the Company's products are sold through a licensee, Mitsui & Co., Ltd. ("Mitsui"). In China and Nepal, the Company's products are sold through a licensee, Youngone Corporation, and, in Thailand, the Company's products are sold through another licensee, Thai Outdoor Sports. The Company plans to continue to pursue sales opportunities in other Asian and Pacific Rim countries.

                          SOURCING AND MANUFACTURING

  The Company sources its products from approximately 40 unaffiliated manufacturers primarily located in Hong Kong, China, Taiwan, Korea, Indonesia, Bangladesh, Thailand, the United States, and Portugal. The Company believes that it enjoys good relationships with its suppliers and manufacturers and has the ability to secure the necessary capacity to meet any forseeable increase in demand for its products.

  To ensure that products manufactured for the Company are consistent with its quality standards, the Company manages all key aspects of the production process, including establishing product specifications, selecting the materials to be used and the suppliers of such materials, and negotiating the prices for such materials. The Company maintains a staff of quality control specialists, which conducts on-site inspections throughout the production process, including at the mills before the fabrics are shipped, at the factories as the products are made and, finally, just before the finished products are shipped. In connection with these quality control efforts, in 1999 the Company opened an office in Hong Kong, which management believes will facilitate more rapid product development, prototyping and manufacturing and allow the Company to achieve higher levels of quality control over products manufactured in Asia.

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

  The Company imports a significant portion of its merchandise from contract manufacturers located in the Far East, including China. From time to time, the U.S. government has considered imposing punitive tariffs on apparel and other exports from China. The imposition of any such tariffs could disrupt the supply of the Company's products, which could have a material adverse effect on the Company's results of operations.

                        MANAGEMENT INFORMATION SYSTEMS

  The Company's management information and electronic data processing systems consist of a full range of financial, distribution, merchandising, forecasting and retail systems. During 1999, the Company successfully addressed Year 2000 issues. There has been no business interruption due to the Year 2000 issue. In December 1999, the Company implemented the first phase of its new Enterprise system. This implementation included data conversion, software modification, interfaces, setup, and training. During the course of 2000, additional functionality will be introduced and final major enhancements completed. The Company believes that expected improvements made in 2000 and beyond, along with routine upgrades and other enhancements, should be sufficient to accommodate the Company for the foreseeable future. However, there can be no assurance that any system implementation or system upgrades will be completed in a timely manner, will be adequate to meet the needs of the Company, and will not strain the Company's financial resources.

                                  COMPETITION

  The markets for the Company's products are highly competitive, with competition based primarily on price, quality, brand name and service. The recent growth in the outdoor apparel and equipment markets has encouraged the entry of many new competitors as well as increased competition from established companies. Although management believes that it does not compete directly with any single company with respect to its entire range of products, the Company does have significant competitors within each product category. In addition, as the Company expands its product lines and offers products at a broader range of price points, it will likely come into competition with additional outdoor apparel and equipment companies.

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

  Consumer demand for the Company's products may be adversely affected, if consumer interest in outdoor activities does not grow or declines. In addition, some competitors may have more resources to advertise and market their products. If the Company is unable to respond successfully to changes in consumer preferences, or if consumer preferences shift toward competing products or away from the Company's product categories altogether, the Company's business would be adversely affected. The Company cannot assure future growth or consumer demand for its products. If consumer interest in outdoor activities grows, more competitors, who are better financed, may enter the market.

                           TRADEMARKS AND LICENSING

     The Company considers its trademarks to be among its most valuable assets and has numerous trademark registrations in the United States, Europe and other foreign countries. Among the Company's trademarks are The North Face(R), 'N' Design logo(R), Remote Terrain Gear(R), Extreme Gear(R), A5 and Design(R), Expedition System(R), Extreme(R), Tekware(R), Steep Tech(R), Quick Pitch(R), Hydrenaline(TM), Search and Rescue(R), VaporWick(R), Hydroseal(R), UltraWick(TM) and Windy Pass(R). Because of the popularity of many of the Company's products and their strong brand identity and distinctive design, The North Face(R) brand in recent years has been subject to unauthorized copying and mislabeling of imitation goods. The Company maintains an aggressive program of trademark enforcement and cooperation with domestic and foreign customs officials and other authorities, and will continue to vigorously defend its trademarks against infringement. There is no assurance that the Company's efforts to stop or reduce the copying or counterfeiting of its trademarks or products will be successful, that the Company's trademarks will not violate the proprietary rights of others, or that the Company will be able to avoid or successfully defend challenges to its trademarks or other intellectual property in the United States or abroad.

  The Company has licensed its trademarks to Mitsui, which markets Company-designed products under The North Face(R) name in Hong Kong and Macau. In 1998, the Company entered into trademark license agreements with Youngone Corporation for China and Nepal. In addition, in Japan and Korea substantially all the Company's trademarks are owned by Goldwin. In 1999, the Company entered into a trademark license agreement with Thai Outdoor Sports for Thailand.

                                   EMPLOYEES

  As of December 31, 1999, the Company had 429 non-retail store employees, of which 272 were employed in the United States, 124 in Europe, 7 in Canada and 16 in Hong Kong. In addition, the Company had 430 retail store employees. None of the employees are currently covered by a collective bargaining agreement. The Company believes that its relations with its employees are good.

Item 2.  Properties.

  The principal executive and administrative offices of the Company are located at 2013 Farallon Drive, San Leandro, California. The general location, use and approximate size of the Company's principal properties, all of which, other than the facility in Scotland, are leased, are set forth below:

LOCATION                       USE                                    APPROXIMATE SIZE
----------------------         ------------------------------------   -------------------
San Leandro, California        Executive and administrative offices   151,085 square feet
Vacaville, California          Distribution Center (subleased)        250,445 square feet
San Francisco, California      Retail store                            12,371 square feet
Palo Alto, California          Retail store                            10,700 square feet
Costa Mesa, California         Retail store                             7,083 square feet
Seattle, Washington            Retail store                             6,504 square feet
Denver, Colorado               Retail store                            17,000 square feet
Boulder, Colorado              Retail store                             4,342 square feet
Chicago, Illinois              Retail store                            15,192 square feet
Oakbrook, Illinois             Retail store                             4,000 square feet
Berkeley, California           Outlet                                  14,150 square feet
San Francisco, California      Outlet                                  10,000 square feet
Freeport, Maine                Outlet                                  10,070 square feet
Quebec, Canada                 Outlet                                   3,089 square feet
Cookstown, Canada              Outlet                                   4,500 square feet
Woodbury, New York             Outlet                                   3,780 square feet
Birch Run, Michigan            Outlet                                   5,500 square feet
Bend, Oregon                   Outlet                                   5,940 square feet
Carlsbad, California           Outlet                                   6,428 square feet
Wrentham, Massachusetts        Outlet                                   6,252 square feet
Dawsonville, Georgia           Outlet                                   5,590 square feet
Desert Hills, California       Outlet                                   6,536 square feet
San Jose, California           Outlet                                   8,343 square feet
San Marcos, Texas              Outlet                                   3,748 square feet
Carbondale, Colorado           Former administrative office                     3.5 acres
Carbondale, Colorado           Land held for sale                                24 acres
Port Glasgow, Scotland         Administrative office and               77,200 square feet
 distribution center
Quebec, Canada                 Administrative office                    5,868 square feet
Hong Kong                      Administrative office                    9,045 square feet
Kansas City, MO                Distribution Center                    238,659 square feet
Volpago del Montello, Italy    Sales and marketing office              12,600 square feet
Boulder, Colorado              Sales office                             4,300 square feet
Poolesville, Maryland          Sales office                             2,629 square feet
Boulder, Colorado              La Sportiva USA administrative office    8,000 square feet
  and distribution center
New York, New York             Showroom                                 2,000 square feet
Medriso, Switzerland           Outlet                                     646 square feet
Cornuda, Italy                 Outlet                                   2,800 square feet

Item 3.  Legal Proceedings.

  On February 27, 1999, the Company entered into a Transaction Agreement (the "Transaction Agreement") with TNF Acquisition LLC ("TNF"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provided for a tender offer for all the Company's outstanding stock (other than shares held by James G. Fifield, former President and Chief Executive Officer) at $17.00 cash per share and the acquisition of control of the Company by LGP and Mr. Fifield. On March 5, 1999, the Company withdrew its tender offer. The Transaction Agreement remained in full force and effect, although LGP had informed the Company that it was reevaluating the transactions contemplated by the Transaction Agreement (the "Transactions"). On September 1, 1999, the Transaction Agreement was terminated and the Company agreed to pay LGP $2.2 million to reimburse LGP for expenses associated with the terminated Transaction Agreement.

  In March 1999, various complaints were filed against the Company and its Board of Directors in the Delaware court of Chancery and in the California Superior Court, Alameda County in connection with the Transactions. The complaints, filed on behalf of a purported class of the Company's shareholders, generally alleged that the Transactions were unfair and inadequate to the Company's shareholders and charged the defendants with self-dealing and breach of fiduciary duties. The complaints generally requested injunctive relief to prevent the consummation of the Transactions, and sought other remedies in the event the Transactions were completed. The Company has filed a motion to dismiss these claims.

  Beginning in March 1999, purported class action lawsuits were filed in federal district court against the Company and certain of its former and current officers and directors alleging violations of the federal securities laws. These complaints (collectively, the "Securities Litigation") have been consolidated in federal district court in Colorado. The consolidated action generally alleges that the Company made false and misleading statements about its financial results from January 22, 1998 through April 16, 1999. The Company has filed a motion to dismiss these claims.

  On April 6, 1999, a shareholder derivative action purportedly on behalf of the Company, captioned Eng v. Cason, et. al., Civil Action No. 810726-0, was filed in California Superior Court, Alameda County. The complaint alleged that the Company's directors and various current and former officers violated California law and breached fiduciary duties to the Company by engaging in alleged wrongful conduct from April 25, 1997 through March 12, 1999, including the conduct complained of in the Securities Litigation. The Company was named solely as a nominal defendant, against whom the plaintiff sought no recovery. The Alameda Superior Court granted the Company's motion to dismiss the derivative complaint with leave to amend.

  In December 1999, a case, FDX Supply Chain Services, Inc. v. The North Face, Inc., No. 99-2569, was filed in federal district court in the district of Kansas. The dispute arises out of contract in which FDX agreed to provide warehouse services to the Company, fill orders and ship the Company's products to customers nationwide from the Company's warehouse facility in Lenexa, Kansas. The Company terminated the contract in December 1999. The lawsuit alleges damages of $5.2 million for breach of contract. The Company has filed counterclaims seeking $25 million in damages, alleging that the damage limitation provisions of the agreement should not apply because of FDX's misrepresentations inducing the Company to enter into the agreement and FDX's gross failure to perform. FDX has moved to dismiss all the Company's counterclaims because of, inter alia, the damage limitation provisions of the agreement.

Item 4.  Submission of Matters to a Vote of Security Holders.

  None.

                                    PART II

Item 5.  Market for Registrants Common Equity and Related Stockholder Matters.

  The Company's Common Stock is listed on the NASDAQ National Market and trades under the symbol "TNFI." As of March 28, 2000, there were approximately 185 stockholders of record. Information concerning certain dividend restrictions under the Company's credit facility is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operation-Liquidity and Capital Resources" below. The Company does not anticipate paying any dividends in the foreseeable future.

  Following are the high and low closing prices for the Company's Common Stock for each of the four quarters of 1999, 1998 and 1997:


  YEAR ENDED DECEMBER 31, 1999     HIGH    LOW
  ----------------------------    ------  ------
  First Quarter                   $16.63  $11.63
  Second Quarter                  $12.44  $ 8.63
  Third Quarter                   $11.63  $ 5.94
  Fourth Quarter                  $ 6.94  $ 4.06

  YEAR ENDED DECEMBER 31, 1998     HIGH    LOW
  ----------------------------    ------  ------

  First Quarter                   $28.38  $20.75
  Second Quarter                  $26.13  $20.50
  Third Quarter                   $24.25  $ 9.50
  Fourth Quarter                  $14.38  $ 9.50

  YEAR ENDED DECEMBER 31, 1997     HIGH    LOW
  ----------------------------    ------  ------

  First Quarter                   $21.75  $16.00
  Second Quarter                  $19.50  $13.63
  Third Quarter                   $26.88  $18.50
  Fourth Quarter                  $27.63  $18.75

Item 6.  Selected Consolidated Financial Data

                             THE NORTH FACE, INC.
                     SELECTED CONSOLIDATED FINANCIAL DATA
                     (In thousands, except per share data)

                                                                          YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------
                                                              1995       1996       1997       1998        1999
                                                            --------   --------   --------   --------    --------
Net Sales                                                    $121,534   $158,226   $203,247   $247,096  $ 237,977
Operating income (loss)                                        10,524     13,544     16,133     10,686    (82,997)
Income (loss) before provision for taxes                        5,583      9,275     13,146      5,843    (97,938)
Net income (loss)                                               3,485      5,664      7,955      3,592   (100,481)
Net income (loss) per share:
  Basic                                                      $   1.07   $   0.84   $   0.70   $   0.30  $   (7.90)
  Diluted                                                    $   0.47   $   0.62   $   0.69   $   0.29  $   (7.90)
Weighted average shares outstanding:
  Basic                                                         3,249      6,742     11,297     12,121     12,723
  Diluted                                                       7,434      9,183     11,578     12,485     12,723

                                                                           AS OF DECEMBER 31,
                                                                  ---------------------------------------
                                                              1995       1996       1997       1998        1999
                                                            --------   --------   --------   --------    --------
BALANCE SHEET DATA

Working capital                                              $ 22,668   $ 51,799   $ 61,995   $ 68,546  $ (10,040)
Total assets                                                   84,508    110,587    167,449    232,644    187,539
Short-term debt                                                 4,838         95     25,734     55,910     88,294
Long-term debt                                                 36,388        135      5,177      5,360      1,174
Stockholders' equity                                           20,568     86,499    100,141    123,210     25,489

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

                              THE NORTH FACE, INC.
                             SUMMARY FINANCIAL DATA
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                 AS A PERCENTAGE OF SALES
                                                YEARS ENDED DECEMBER 31,         (EXCEPT FOR INCOME TAXES)
                                            --------------------------------  -------------------------------
                                              1997       1998        1999       1997       1998       1999
                                            ---------  ---------  ----------  ---------  ---------  ---------
Net sales                                   $203,247   $247,096   $ 237,977     100.0%     100.0%     100.0%
Gross profit                                  92.483    111,962      83,691      45.5%      45.3%      35.2%
Operating expenses                            76,350    101,276     166,688      37.6%      41.0%      70.0%
Operating income (loss)                       16,133     10,686     (82,997)      7.9%       4.3%     (34.9%)
Interest expense                              (2,238)    (4,907)     (8,307)     (1.1%)     (2.0%)     (3.5%)
Other income (expense), net                     (749)        64      (6,634)     (0.4%)       --       (2.8%)
Income (loss) before provision for taxes      13,146      5,843     (97,938)      6.5%       2.4%     (41.2%)
Provision for income taxes                     5,191      2,251       2,543      39.5%      38.5%      (2.6%)
Net income (loss)                           $  7,955   $  3,592   $(100,481)      3.9%       1.5%     (42.2%)

  The following table sets forth the Company's net sales by distribution channel as well as domestic versus international net sales:

                           FOR THE YEARS ENDED DECEMBER 31,
                           --------------------------------
                              1997       1998       1999
                           ----------  ---------  ---------

Wholesale customers          $168,543   $202,747   $184,284
Company-operated retail        34,704     44,349     53,693
                             --------   --------   --------

Total net sales              $203,247   $247,096   $237,977
                             ========   ========   ========


United States                $150,798   $186,443   $172,369
International                  52,449     60,653     65,608
                             --------   --------   --------

Total net sales              $203,247   $247,096   $237,977
                             ========   ========   ========

                                    GENERAL

  In April 2000, the Company executed the VF Merger Agreement providing for the acquisition of all the outstanding shares of the Company by VF for $2.00 per share. As a first step in the transaction, a subsidiary of VF will commence a cash tender offer for all the outstanding shares of the Company at $2.00 per share. The offer will be conditioned, among other things, upon a majority of the issued and outstanding shares being tendered and not withdrawn prior to the expiration of the offer. Following successful completion of the tender offer, the VF subsidiary will be merged into The North Face and each outstanding share will be converted into the right to receive $2.00 in cash.

  The Company's difficulties in meeting its loan agreement covenants and financing needs, its losses from operations, its negative working capital position and the scheduled expiration of its credit facility on April 15, 2000 have raised substantial doubt about its ability to continue as a going concern. As a consequence, if, for any reason, the tender offer and merger contemplated by the VF Merger Agreement are not consummated, the Company will be required to consider seeking protection under Chapter 11 of the Bankruptcy Code.

  Investments in La Sportiva Businesses. On July 2, 1998, the Company acquired a 20% interest in La Sportiva S.p.A. (formerly La Sportiva S.r.l.), a premier manufacturer and distributor of trekking, mountaineering, and climbing footwear located in Ziano di Fiemme, Italy, for a purchase price of $2.5 million, and incurred direct costs of approximately $0.6 million, for a total purchase price of approximately $3.1 million. The Company has accounted for its 20% interest in La Sportiva S.p.A. under the equity method. The purchase price of La Sportiva S.p.A. exceeded the Company's proportionate share of the net assets acquired by $2.4 million, which was recorded as goodwill and has been amortized on a straight line basis over 40 years.

  In a related transaction on July 2, 1998, the Company acquired 100% of the outstanding common stock of La Sportiva USA, (which owns the exclusive rights to distribute footwear for La Sportiva S.p.A. in the United States) for a purchase price of approximately $3.9 million. The purchase price includes $3.1 million, which was paid in 133,335 shares of the Company's Common Stock and $0.8 million in cash to be paid to the former owners of La Sportiva USA over five years.
The purchase price of La Sportiva USA exceeded the fair value of the net assets acquired by approximately $3.8 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years. The acquisition was recorded under the purchase method of accounting. The Company has consolidated the results of La Sportiva USA beginning on July 2, 1998.

  On January 13, 2000, the Company sold its 20% interest in La Sportiva S.p.A. to the majority shareholders for $2.3 million. In addition, the Company is attempting to sell La Sportiva USA.

  Products. In 1997, sales of outerwear, equipment, Tekware, snowsport gear, Ascentials, and other products represented approximately 48%, 20%, 12%, 9%, 6% and 5%, respectively, of net sales. In 1998, sales of outerwear, equipment, Tekware, snowsport gear, Ascentials, and other products represented approximately 50%, 15%, 13%, 9%, 8% and 5%, respectively, of net sales. In 1999, sales of outerwear, equipment, Tekware, footwear, snowsports gear, Ascentials, and other products represented approximately 48%, 16%, 13%, 7%, 7%, 6%, and 3%, respectively, of net sales.

  Distribution. The North Face is a global company with operations in the United States, Europe and Canada. The Company sells its products to a select group of mountaineering, backpacking and skiing retailers, premium sporting goods retailers and major outdoor specialty retail chains. The Company sells its products to approximately 3,000 wholesale customers representing approximately 4,400 storefronts. Additionally, the Company's products are sold under trademark licensing agreements in Hong Kong, China, Thailand, Nepal and Macau. In addition, in Japan and Korea substantially all the Company's trademarks are owned by Goldwin.

  Order Cycle. The North Face currently is engaged primarily in a two season wholesale business, Spring (January to June) and Fall (July to December). Wholesale customers place preseason orders, which generally are non-cancelable, with the Company from one to eight months prior to the beginning of the season. Reorders are placed throughout the season and products are shipped based on availability. Preseason orders have typically accounted for approximately 75% of total sales to wholesale customers.

  Production Cycle. Based on preseason orders and expected reorders, the Company places Buy 1 production orders with its contract manufacturers representing approximately 50% - 60% of the season's purchases six to seven months before the beginning of the season. Four months prior to the beginning of the season, the Company places Buy 2 to cover the remaining demand. Fixed production prices are agreed upon approximately three months prior to placement of such production orders. As a result, the Company's production costs are relatively predictable one season in advance of the delivery of products.

  Management of Inventory. Success in the technical outdoor apparel industry is dependent in part, on a company's ability to manage its inventory of merchandise in proportion to the demand for such merchandise. If the Company miscalculates the consumer demand for its products or its ability to execute customer orders in a timely manner, it may be faced with significant excess inventory and excess fabric for some products and missed opportunities for others. Weak sales and resulting markdowns and/or write-offs could cause the Company's profitability to be significantly impaired and may have a material adverse effect on the Company's financial condition and results of operations.

  Summit Shops. At the end of 1998, the Company had 394 Summit Shops and, at the end of 1999, the Company had 461 Summit Shops. The Company's current Summit Shop program provides a selection of Summit Shop formats, each varying in size and design in order to match Summit Shop designs with the dealer's environment and capacity. The Company does not plan to add more Summit Shops in 2000, but may move existing shops from one dealer to another.

  Company Operated Retail Sales. As of December 31, 1999, the Company operated eight full-price retail stores and fifteen outlets. Subsequent to December 31, 1999, the Company opened one outlet store in Italy. The Company currently does not plan to open any additional retail or outlet stores in 2000.

  Government Sales. The North Face historically has produced tents and other products for the U.S. government. The timing of these sales has fluctuated historically and is dependent on the Company's obtaining and retaining contracts from the government. The timing of the sales under these contracts can affect the Company's quarterly results. Sales from government contracts totaled $0.3 million in 1999 compared to $1.8 million in 1998. There can be no assurance that the Company will obtain any additional contracts to produce products for the government in the future.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

  Net Sales. Net sales decreased by 3.7% to $238.0 million for 1999 compared to 1998.

  Net sales to wholesale customers decreased by 9.1% to $184.3 million from $202.7 million for 1999 compared to 1998. This decrease related primarily to difficulties encountered by the Company when it outsourced its U.S. distribution of products to a third party distributor. These difficulties included the inability to ship the volume ordered by customers, resulting in cancellations in Fall 1999, as well as inaccurate shipping, resulting in chargebacks and returns from customers.

  Company-operated retail and outlet store sales increased by 21.1% to $53.7 million from $44.3 million for 1999 compared to 1998. This increase was attributable to the opening of six new outlet stores during 1999 as well as the annualized revenue generated by the opening of five outlet stores during 1998.

  Gross Profit. Gross profit as a percentage of net sales declined from 45.3% in 1998 to 35.2% in 1999. This decrease is primarily due to the following: (1) $11.8 million of chargebacks from customers resulting from shipping difficulties discussed above; (2) $7.3 million of discounts offered in Fall 1999 as a result of shipping difficulties discussed above; (3) inventory shrinkage at the newly outsourced U.S. distribution center; (4) the write-down of excess inventory to estimated realizable value; and, (5) lower retail margins resulting from liquidation sales to dispose of excess inventory as well as a larger proportion of retail sales coming from outlet business due to the outlet store openings in 1998 and 1999.

  Operating Expenses. Operating expenses include selling, marketing, and general and administrative expenses. Operating expenses increased by 64.6% to $166.7 million from $101.3 million for 1999 compared to 1998. The 1999 operating expenses included the write down of the value of its trademark by $22.7 million to reflect the estimated value based on the price reflected in the VF Merger Agreement. The Company also wrote down the value of the goodwill for La Sportiva S.p.A. and La Sportiva USA by $2.9 million to bring the balance to the estimated market value realization. Furthermore, the increase in operating expenses is attributed to an increase of $8.1 million related to the closure of the Company's Vacaville, California distribution center, the start-up of its Lenexa, Kansas distribution center, higher actual costs of distribution by the Company's third party distributor, a $2.6 million accommodation made to two wholesale distributor customers, and $5.1 million higher media and promotional spending. In addition, depreciation and amortization expense was $5.0 million higher in 1999 related to higher capital spending on information systems and Summit Shops. The Company also incurred $8.4 million of higher executive and corporate administration expenses primarily due to bank charges, legal fees, consulting fees, and severance costs in 1999 compared to 1998. In addition, product development costs and information system costs were each $1.0 million higher in 1999. Due to the operating costs of outlets opened in the second half of 1998 and in 1999, retail store costs were $3.3 million higher in 1999 compared to 1998. Furthermore, European operating costs were $1.9 million higher in 1999 primarily related to higher sales volume in Europe.

  Interest Expense. Interest expense increased to $8.3 million from $4.9 million for 1999 compared to 1998 primarily as a result of higher borrowings during 1999 as the Company invested in upgrading its information systems, opening new outlets and the expansion of the Summit Shop program, as well as higher operating costs.

  Other Expenses. During 1999, the Company incurred other expenses of $6.6 million, of which $4.1 million is related to the transactions contemplated by the Transaction Agreement (see Note 4 of notes to Consolidated Financial Statements). The remaining other expense was primarily related to foreign exchange losses.

  Provision For Income Taxes. Provision for income taxes as a percent of pretax income or loss was approximately -2.6% for 1999 compared to 38.5% for 1998. This change in the effective income tax rate reflects a full valuation allowance, recorded in the fourth quarter, for the tax benefit related to net operating loss carryforwards due to the uncertainty of future earnings.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net Sales. Net sales increased by 21.6% to $247.1 million for 1998 compared to 1997.

  Net sales to wholesale customers increased by 20.3% to $202.7 million from $168.5 million for 1998 compared to 1997. This increase related primarily to increased unit shipments to the Company's new and existing wholesale customers resulting from: (i) the introduction of new products, including new products within the Outerwear and Tekware categories; (ii) significant growth in sales of Outerwear products, which accounted for approximately 50% of total sales in 1998 compared to 48% in 1997; (iii) continued growth of existing products; (iv) continued growth in international sales; and (v) the opening of new Summit Shops during 1998.

  Company-operated retail and outlet store sales increased by 27.8% to $44.3 million from $34.7 million for 1998 compared to 1997. This increase was attributable to comparable store sales increases as well as the opening of five new outlet stores: Quebec in February; Woodbury Common, New York in May; Bend, Oregon in July; Carlsbad, California in August; and Birch Run, Michigan in September.

  Gross Profit. Gross profit as a percentage of net sales declined from 45.5% in 1997 to 45.3% in 1998 primarily due to consignment sales with lower gross margins, primarily in the third quarter.

  Operating Expenses. Operating expenses include selling, marketing, and general and administrative expenses. Operating expenses increased by 32.6% to $101.3 million in 1998 from $76.3 million compared to

1997, primarily as a result of increases in variable and fixed costs to support the growth of the Company's business. In addition, during 1998, the Company recorded charges of $1.7 million related to the closing of a manufacturing facility in Scotland, the closure of its Canadian distribution facility and the termination of its German sales agent. Also during 1998, the Company recorded expenses of $5.7 million related primarily to (i) relocating a portion of its corporate headquarters to Carbondale, Colorado; (ii) the realignment of its San Leandro, California administrative facility; and (iii) establishing a Hong Kong operation to facilitate its sourcing of products in Asia.

  Interest Expense. Interest expense increased to $4.9 million from $2.2 million for 1998 compared to 1997 primarily as a result of higher borrowings from the Company's $130 million credit facility established in September 1998 to support expansion and working capital requirements.

  Provision For Income Taxes. Provision for income taxes as a percent of pretax income was approximately 38.5% for 1998 compared to 39.5% for 1997. This decrease in the effective income tax rate reflects the application of tax credits for research and developments activities as well as the mix of the Company's pretax earnings among domestic and international operations, which are subject to different tax rates.

                        QUARTERLY DATA AND SEASONALITY

  The following table sets forth certain unaudited financial data for each of the Company's eight fiscal quarters ended December 31, 1999. The operating results for any quarter are not necessarily indicative of results for any future period.

                                              YEAR ENDED DECEMBER 31, 1999
                                        ------------------------------------------
(In thousands)                             Q1        Q2         Q3          Q4
                                        --------  ---------  ---------  ----------
Net sales                               $51,256   $ 54,596   $ 70,997   $ 61,128
Gross profit                             23,347     23,915     29,522      6,907
Operating income (loss)                  (5,953)   (10,614)    (9,789)   (56,641)
Net income (loss)                        (5,491)    (7,585)   (10,663)   (76,742)*
Net income (loss) per share:
       Basic                            $ (0.43)  $  (0.60)  $  (0.84)  $  (6.02)
       Diluted                          $ (0.43)  $  (0.60)  $  (0.84)  $  (6.02)
Weighted average shares outstanding:
       Basic                             12,687     12,726     12,733     12,743
       Diluted                           12,687     12,726     12,733     12,743

* Net loss in the fourth quarter of 1999 includes the recording of a $27.7 million valuation allowance for the tax benefit related to net operating loss carryforwards due to the uncertainty of future earnings, a $25.6 million impairment of intangible assets, and an $11.8 million adjustment to accounts receivable and sales as a result of chargebacks from customers related to inaccurate shipping.

                                             YEAR ENDED DECEMBER 31, 1998
                                        --------------------------------------
(In thousands)                             Q1        Q2        Q3        Q4
                                        --------  ---------  -------  --------
Net sales                               $45,704   $ 43,171   $93,645  $64,576
Gross profit                             19,925     18,910    41,242   31,885
Operating income (loss)                    (400)   ( 3,861)   13,368    1,579
Net income (loss)                          (843)   ( 2,579)    7,229     (215)
Net income (loss) per share:
       Basic                            $ (0.07)  $  (0.22)  $  0.58  $ (0.02)
       Diluted                          $ (0.07)  $  (0.22)  $  0.57  $ (0.02)
Weighted average shares outstanding:
       Basic                             11,539     11,968    12,481   12,491
       Diluted                           11,539     11,968    12,752   12,491

  The Company, like other retailers, is subject to seasonal and quarterly fluctuations. The Company's results of operations may fluctuate from quarter to quarter as a result of, among other things, the amount and timing of shipments to wholesale customers, government shipments, the timing and magnitude of discounts in retail stores, the timing of international licensing and royalty contracts, advertising and marketing expenditures, increases in the number of employees and overhead to support growth and store opening costs.

                        LIQUIDITY AND CAPITAL RESOURCES

   The Company has a revolving credit facility, which provides for borrowings up to $115.0 million until December 31, 1999, and thereafter up to $100.0 million, with the actual borrowings limited based on the amount of eligible receivables and inventory. In addition, the credit facility includes a $15.0 million term note facility, which calls for $0.75 million to be repaid quarterly beginning on October 1, 1999. The credit facility also includes certain financial covenants and restrictions on new indebtedness and the payment of cash dividends. The revolving line of credit and the term note facility bear interest at variable rates (10.75% at December 31, 1999). This credit facility expired on March 31, 2000 and was amended in March 2000 to extend the expiration date to April 15, 2000.

   The Company experienced significant liquidity problems in the third and fourth quarters of 1999 as a result of the shipping difficulties encountered when it outsourced its U.S. distribution of products to a third party distributor. Late shipments significantly reduced the Company's sales, profitability, and borrowing base.

   As a result of the liquidity problems, the Company was charged an amendment fee of $400,000 in November 1999 and paid an additional $575,000 extension fee in December 1999 as the bank credit facility was not repaid in full by December 31, 1999. Also, the Company issued to the lender 202,597 warrants to purchase the Company's common stock at an exercise price of $4.1825, which became exercisable beginning on January 15, 2000, as the bank credit facility was not repaid in full by that date.

   In February 2000, the Company's bank credit facility was amended to increase the borrowing limit to the available collateral plus $16.0 million and to reflect certain changes in the financial and reporting covenants, among other things. In addition, the interest rate increased by 0.5% under this amendment. The Company was charged an amendment fee of $1.0 million which was paid upon the signing of the amendment, and a deferred fee of $3.5 million, which was payable on the earlier of (1) the sale of at least 51% of the outstanding shares or the assets of the Company or (2) June 15, 2000. In April 2000, the Company and the lender signed a waiver and agreement reducing the deferred fee from $3.5 million to $876,000 for the transactions comtemplated by the VF Merger Agreement.

   The Company estimates that its capital expenditures in 2000 will be approximately $4.0 million. This amount will be used principally for the upgrade of management information systems and updates of current Summit Shops. In 1999, capital expenditures, including property and equipment financed through capital leases, was $17.7 million, which was primarily used for investing in Summit Shops, the upgrade of management information systems, the opening of outlet stores and store upgrades, and general corporate purposes.

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

  The Company sources product in U.S. dollars and sells product throughout the world, but primarily in the United States, Canada and Europe. To reduce the Company's exposure to changes in the U.S. dollar value of foreign sales and receivables the Company enters into forward options and contracts. This hedging of foreign exchange risk is carried out on a seasonal basis with each season running for six months of the year, spring being January through June and Fall being July through December. In general, the Company hedges for the current season and the next season. At December 31, 1999, the Company held the following foreign currency derivatives all of which expire during 2000:

CURRENCY                             OPEN CONTRACT CURRENCY       OPEN CONTRACT U.S.           FAIR
(In thousands)                                VALUE                  DOLLAR VALUE             VALUE
                                     ----------------------       ------------------          -----
Contracts:

Euro                                          26,149                   $26,312                $2,054
Swedish Kroners                               16,746                     2,048                    76
Danish Kroners                                17,300                     2,567                   222
Swill Francs                                   2,681                     1,875                   179
Canadian Dollars                               4,900                     3,393                     8
                                                                       -------                ------
Total                                                                  $36,195                $2,539

  In January 2000, the Company sold all open foreign exchange contracts at a net gain of $1.1 million.

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

  Interest Rate Risk. The interest payable on the Company's bank line of credit is based on variable interest rates and therefore affected by changes in market interest rates. If interest rates on existing variable rate debt rose 80 basis points, the Company's results from operations and cash flows would have been impacted by approximately $837,000.

  Inflation Risk. The Company believes that the relatively moderate rates of inflation over the last three years in the United States, where it primarily competes, have not had a significant effect on its net sales or results of operations. Higher rates of inflation have been experienced in a number of foreign countries in which the Company's products are manufactured, but this has not had a material effect on the Company's net sales or results of operations. In the past, the Company has been able to offset its cost increases by negotiation, increasing selling prices or changing suppliers.

Item 8.  Financial Statements and Supplementary Data.

                             THE NORTH FACE, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In thousands, except per share amounts)

                                                    FOR THE YEARS ENDED DECEMBER 31,
                                                   -----------------------------------
                                                      1999         1998        1997
                                                   -----------  ----------  ----------
Net sales                                           $ 237,977    $247,096    $203,247
Cost of sales                                         154,286     135,134     110,764
                                                    ---------    --------    --------
Gross profit                                           83,691     111,962      92,483
Operating expenses                                    166,688     101,276      76,350
                                                    ---------    --------    --------
Operating income (loss)                               (82,997)     10,686      16,133
Interest expense                                       (8,307)     (4,907)     (2,238)
Other income (expense), net                            (6,634)         64        (749)
                                                    ---------    --------    --------
Income (loss) before provision for income taxes       (97,938)      5,843      13,146
Provision for income taxes                              2,543       2,251       5,191
                                                    ---------    --------    --------
Net income (loss)                                   $(100,481)   $  3,592    $  7,955
                                                    =========    ========    ========
Net income (loss) per share:
  Basic                                                $(7.90)      $0.30       $0.70
  Diluted                                              $(7.90)      $0.29       $0.69
Weighted average shares outstanding:
  Basic                                                12,723      12,121      11,297
  Diluted                                              12,723      12,485      11,578


              See Notes to the Consolidated Financial Statements

                             THE NORTH FACE, INC.
                          CONSOLIDATED BALANCE SHEETS
              (In thousands, except share and per share amounts)

                                                                        DECEMBER 31,
                                                                    -------------------
                                                                      1999       1998
                                                                    ---------  --------
ASSETS
Current assets:
Cash and cash equivalents                                           $ 11,824   $ 13,452
 Trade accounts receivable, net                                       40,284     71,460
 Other receivables                                                     3,403     10,069
 Inventories                                                          82,365     57,457
Deferred taxes                                                           247      3,661
 Other current assets                                                  6,696      8,820
                                                                    --------   --------
  Total current assets                                               144,819    164,919
Property and equipment, net                                           32,859     25,916
Trademarks and intangibles, net                                        7,454     33,975
Debt issuance costs, net                                                 828      1,730
Other assets                                                           1,579      6,104
                                                                    --------   --------
  Total assets                                                      $187,539   $232,644
                                                                    ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                   $ 47,506   $ 22,773
 Accrued employee expenses                                             3,041      5,063
 Short-term borrowings and current portion of long-term
     debt and capital lease obligations                               88,294     55,910
 Income taxes payable                                                  1,674      1,508
 Other current liabilities                                            14,344     11,119
                                                                    --------   --------
  Total current liabilities                                          154,859     96,373
Long-term debt and capital lease obligations                           1,174      5,360
Other long-term liabilities                                            5,375      7,000
                                                                    --------   --------
  Total liabilities                                                  161,408    108,733
                                                                    --------   --------

Minority interest                                                        642        701
Commitments and contingencies (Notes 11, 12 and 15)                       --         --

Stockholders' equity:
 Preferred stock, $1.00 par value-shares authorized 4,000,000;
   none issued and outstanding                                            --         --
 Common stock, $.0025 par value-shares authorized 50,000,000;
  issued and outstanding 12,744,000 and 12,494,000, respectively          32         31
 Additional paid-in capital                                          103,920    101,049
 Retained earnings (accumulated deficit)                             (78,821)    21,660
 Accumulated other comprehensive income - cumulative translation
   adjustments                                                           358        470
                                                                    --------   --------
 Total stockholders' equity                                           25,489    123,210
                                                                    --------   --------
 Total liabilities and stockholders' equity                         $187,539   $232,644
                                                                    ========   ========

              See Notes to the Consolidated Financial Statements

                             THE NORTH FACE, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)

                                                                                  FOR THE YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------
                                                                                      1999       1998       1997
                                                                                   ----------  ---------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss).............................................................      $(100,481)  $  3,592   $  7,955
Adjustments to reconcile net income (loss) to cash used in operating activities:
  Depreciation and amortization...............................................         13,370      7,728      5,130
  Loss on disposal of property and equipment..................................          1,677      2,235      2,869
  Adjustment to warranty accrual..............................................          1,495        (90)      (895)
  Write down of trademark and goodwill........................................         25,596         --         --
  Deferred income taxes.......................................................          3,414       (796)      (375)
  Issuance of notes payable for tender offer expenses.........................          2,226         --         --
  Provision for doubtful accounts.............................................         15,425        799        278
  Tax benefit of exercise of stock options....................................            148      1,285      4,803
  Other.......................................................................             --        (43)        --
Changes in operating assets and liabilities (net of effects of acquisition):
  Accounts receivable.........................................................         15,751    (22,849)   (27,618)
  Inventories.................................................................        (24,908)    (9,717)   (15,207)
  Income tax receivable.......................................................          4,593       (671)        --
  Other assets................................................................          8,735     (5,279)   (11,714)
  Accounts payable, accrued liabilities and other liabilities.................         22,982      9,272     13,435
                                                                                    ---------   --------   --------
NET CASH USED IN OPERATING ACTIVITIES:                                                 (9,977)   (14,534)   (21,339)
                                                                                    ---------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired as a result of the purchase of La Sportiva USA..................             --        235         --
Investment in La Sportiva, S.r.l..............................................             --     (3,086)        --
Purchases of property and equipment...........................................        (15,891)   (17,236)   (13,935)
Other.........................................................................             --         43
                                                                                    ---------   --------   --------
NET CASH USED IN INVESTING ACTIVITIES.........................................        (15,891)   (20,044)   (13,935)
                                                                                    ---------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Long-term debt proceeds.......................................................         10,000         --      6,826
Repayments of long-term debt..................................................         (1,839)      (348)      (546)
Proceeds from revolver, net...................................................         16,025     30,707     24,400
Payment of debt issuance costs................................................             --     (1,915)       (94)
Collection of note receivable.................................................             --      6,549         --
Proceeds from issuance of stock...............................................            224      8,373        889
Redemption of La Sportiva USA preferred stock.................................            (59)        --         --
                                                                                    ---------   --------   --------
NET CASH PROVIDED BY FINANCING ACTIVITIES.....................................         24,351     43,366     31,475
                                                                                    ---------   --------   --------
Effect of foreign currency fluctuations on cash...............................           (111)       153         (5)
                                                                                    ---------   --------   --------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..............................         (1,628)     8,941     (3,804)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR..................................         13,452      4,511      8,315
                                                                                    ---------   --------   --------
CASH AND CASH EQUIVALENTS, END OF YEAR........................................      $  11,824   $ 13,452   $  4,511
                                                                                    =========   ========   ========
NONCASH INVESTING ACTIVITY--ISSUANCE OF COMMON STOCK
   FOR THE ACQUISITION OF LA SPORTIVA USA:
Purchase of working capital...................................................      $      --   $   (798)  $     --
Purchase of property and equipment............................................             --        (28)        --
Purchase of other long-term assets............................................             --        (34)        --
Assumption of other long-term liabilities.....................................             --        702         --
Excess purchase price over the fair value of net assets acquired..............             --     (3,835)        --
Redeemable preferred stock....................................................             --        876
                                                                                    ---------   --------   --------
TOTAL ISSUANCE OF COMMON STOCK FOR THE ACQUISITION OF
   LA SPORTIVA USA............................................................             --   $ (3,117)        --
                                                                                    =========   ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
     Interest......................................................                 $   6,630   $  3,934   $  2,136
     Income taxes..................................................                 $   4,070   $  4,398   $  4,488
Noncash financing activities:
     Issuance of common stock for land.............................                 $   2,500   $     --   $     --
     Issuance of common stock for note receivable..................                 $      --   $  6,549   $     --
     Acquisition of property and equipment through capital leases..                 $   1,786   $     --   $     --

              See Notes to the Consolidated Financial Statements

                             THE NORTH FACE, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (In thousands)

                                                    PREFERRED STOCK               COMMON STOCK                  ADDITIONAL
                                              ---------------------------  ----------------------------
                                                                                                                 PAID-IN
                                                 SHARES         AMOUNT        SHARES         AMOUNT              CAPITAL
                                              -------------  ------------  -------------  -------------         ----------
January 1, 1997                                          --            --         11,200            $29           $ 76,130
Net income                                               --            --             --             --                 --
Other comprehensive income -
  translation adjustments                                --            --             --             --                 --
Comprehensive income                                     --            --             --             --                 --

Exercise of stock options including
  tax benefit                                            --            --            286             --              5,354
Sale of common stock                                     --            --             --             --                 --
Employee stock purchase plan                             --            --             16             --                243
                                                -----------    ----------   ------------    -----------       ------------
December 31, 1997                                        --            --         11,502            $29           $ 81,727
Net income                                               --            --             --             --                 --
Other comprehensive income -
  Translation adjustments                                --            --             --             --                 --
Comprehensive income                                     --            --             --             --                 --

Exercise of stock options including
  tax benefit                                            --            --            177             --              1,867
Sale of common stock                                     --            --            665              2             14,048
Shares issued for acquisition of
  La Sportiva USA                                        --            --            133             --              3,117
Employee stock purchase plan                             --            --             17             --                290
                                                -----------    ----------    -----------   ------------       ------------
December 31, 1998                                        --            --         12,494            $31           $101,049
Net loss                                                 --            --             --             --                 --
Other comprehensive income -
  Translation adjustments                                --            --             --             --                 --
Comprehensive loss                                       --            --             --             --                 --

Exercise of stock options including
  tax benefit                                            --            --             21             --                159
Sale of common stock                                     --            --            206              1              2,500
Employee stock purchase plan                             --            --             23             --                212
                                                -----------    ----------     ----------        -------       ------------
December 31, 1999                                        --            --         12,744            $32           $103,920
                                                ===========    ==========     ==========        =======       ============

                                                                                                       ACCUMULATED
                                                                                                          OTHER
                                                                                                      COMPREHENSIVE
                                                                     RETAILED                         INCOME (LOSS)-
                                                                     EARNINGS                           CUMULATIVE
                                              SUBSCRIPTIONS        (ACCUMULATED     COMPREHENSIVE      TRANSLATION
                                               AVAILABLE             DEFICIT)       INCOME (LOSS)      ADJUSTMENTS       TOTAL
                                              -------------         ---------       -------------    ---------------   ----------
January 1, 1997                                       (95)          $  10,113               --            $ 322         $  86,499
Net income                                             --               7,955        $   7,955               --             7,955
Other comprehensive income -
  translation adjustments                              --                  --               (5)              (5)               (5)
Comprehensive income                                   --                  --        $   7,950               --                --
                                                                                     =========
Exercise of stock options including
  tax benefit                                          95                  --                                --             5,449
Sale of common stock                                   --                  --                                --                --
Employee stock purchase plan                           --                  --                                --               243
                                                  -------           ---------                             -----         ---------
December 31, 1997                                 $    --           $  18,068                             $ 317         $ 100,141
Net income                                             --               3,592        $   3,592               --             3,592
Other comprehensive income -
  Translation adjustments                              --                  --              153              153               153
Comprehensive income                                   --                  --        $   3,745               --                --
                                                                                     =========
Exercise of stock options including
  tax benefit                                          --                  --                                --             1,867
Sale of common stock                                   --                  --                                --            14,050
Shares issued for acquisition of
  La Sportiva USA                                      --                  --                                --             3,117
Employee stock purchase plan                           --                  --                                --               290
                                                  -------           ---------                             -----         ---------
December 31, 1998                                      --           $  21,660                             $ 470         $ 123,210
Net loss                                               --           (100,481)        $(100,481)              --          (100,481)
Other comprehensive income -
  Translation adjustments                              --                  --             (112)            (112)             (112)
Comprehensive loss                                     --                  --        $(100,593)              --                --
                                                                                     =========
Exercise of stock options including
  tax benefit                                          --                  --                                --               159
Sale of common stock                                   --                  --                                --             2,501
Employee stock purchase plan                           --                  --                                --               212
                                                  -------           ---------                             -----         ---------
December 31, 1999                                 $    --           $(78,821)                             $ 358         $  25,489
                                                  =======           =========                             =====         =========

              See Notes to the Consolidated Financial Statements

                             THE NORTH FACE, INC.

                       CONSOLIDATED FINANCIAL STATEMENTS
                 YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  Business and Basis of Presentation

  The North Face, Inc. designs and distributes technically sophisticated outerwear, snowsports gear, functional sportswear, tents, sleeping bags, backpacks, daypacks, accessories and rugged footwear under The North Face(R) name. Through its subsidiary, La Sportiva(R) USA, the Company distributes rock climbing shoes, mountaineering boots and other rugged footwear under the La Sportiva name. The Company sells its products to select specialty retailers throughout the United States, Europe and Canada. As of December 31, 1999 the Company also operated 8 retail stores and 15 outlets.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the financial statements, during the year ended December 31, 1999, the Company incurred net losses of $100.5 million, and, as of that date, the Company's current liabilities exceeded its current assets by $10.0 million. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should be Company be unable to continue as a going concern. As described in Note 10, the Company's bank credit facility expires on April 15, 2000; therefore, the outstanding loan ($85.5 million) has been classified as a current liability. In April 2000, the Company executed a definitive merger agreement (the "VF Merger Agreement") providing for the acquisition of all the outstanding shares of the Company by VF Corporation ("VF") for $2.00 per share. As a first step in the transaction, a subsidiary of VF will commence a cash tender offer for all the outstanding shares of the Company at $2.00 per share. The offer will be conditioned, among other things, upon a majority of the issued and outstanding shares being tendered and not withdrawn prior to the expiration of the offer. Following successful completion of the tender offer, the VF subsidiary will be merged into The North Face and each outstanding share will be converted into the right to receive $2.00 in cash.

  The Company's difficulties in meeting its loan agreement covenants and financing needs, its losses from operations, its negative working capital position and the scheduled expiration of its credit facility on April 15, 2000 have raised substantial doubt about its ability to continue as a going concern. As a consequence, if, for any reason, the tender offer and merger contemplated by the VF Merger Agreement are not consummated, the Company will be required to consider seeking protection under Chapter 11 of the Bankruptcy Code.

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

  Foreign Currency Translation. The assets and liabilities of the Company's foreign subsidiaries have been translated into U.S. dollars using the exchange rates in effect at period end, and the revenues and expenses have been translated into U.S. dollars using the average exchange rates in effect during the period. Adjustments resulting from translating foreign financial statements into U.S. dollars are reported as translation adjustments as a separate component of stockholders' equity. Aggregate transaction losses for 1999, 1998 and 1997 were $927,000, $192,000 and $698,000, respectively.

  Cash Equivalents represent short-term investments with original maturities of less than three months.

  Accounts Receivable from wholesale customers are recorded upon the sale of inventory to independent retailers and distributors net of a provision for estimated returns. A sale occurs when inventories are shipped and title and risk of loss have transferred from the Company to the buyer. Seasonal goods are generally shipped to retailers prior to the selling season. The Company offers extended payment terms for preseason orders.

  Inventories are stated at the lower of average cost or market. The Company principally contracts for the manufacture of its products in the U.S., Asia and Europe. Costs related to these inventories represent landed cost, which consists of the price paid to third party manufacturers and inbound duties and freight.

  Trademarks and Intangibles consist primarily of trademarks and goodwill and are being amortized on a straight-line basis over forty years. The Company assesses impairment of long-lived assets on a periodic basis in accordance with SFAS 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of". Accumulated amortization at December 31, 1999 and 1998 was approximately $4.6 million and $3.6 million, respectively. Amortization expense was $940,000, $860,000 and $785,000 for the years ended December 31, 1999, 1998 and 1997, respectively. In the fourth quarter of 1999, the Company recognized impairment in the amount of $22.7 million in order to state the value of Company's equity consistent with the purchase price proposed under the VF Merger Agreement. In addition, in the fourth quarter of 1999, the Company recognized impairment in the amount of $2.9 million because of management's decision to sell La Sportiva S.p.A. and La Sportiva USA. The fair value of the impaired assets were recorded based on the estimated sales price of these businesses.

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

  Investment in La Sportiva S.p.A. The Company accounts for its 20% interest in La Sportiva S.p.A. using the equity method and the investment is included in other assets in the accompanying balance sheet. See Note 3.

  Product Warranty. Substantially all of the Company's products, except footwear, carry a lifetime warranty for defects in quality and workmanship which allows the Company to repair or replace, at its option, the products found to have a manufacturing defect. The Company maintains warranty departments in the U.S., Canada and Europe and repairs or replaces items returned under warranty. The Company's estimated liability for future warranty claims related to past sales at December 31, 1999, and 1998 is approximately $5.6 million and $4.1 million, respectively, of which the non-current portion of $4.5 million and $3.0 million is classified as other long-term liabilities as of December 31, 1999 and 1998, respectively. The current portion of the warranty liability is $1.1 million and $1.1 million and is classified as other current liabilities as of December 31, 1999 and 1998, respectively. Warranty expense was approximately $1,771,000, $1,504,000 and $1,496,000 for the years ended December 31, 1999,
1998 and 1997, respectively.

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

  Earnings Per Share. Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed by dividing net earnings by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur upon exercise of outstanding stock options. Diluted EPS for the year ended December 31, 1999 exclude any effect of all stock options because their inclusion would be antidilutive. The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):


                                      Years Ended December 31,
                                      ------------------------
                                       1999     1998     1997
                                      -------  -------  ------

Shares used to compute basic EPS       12,723   12,121  11,297
Add effect of dilutive securities:
   Stock options                           --      364     281
                                       ------   ------  ------

Shares used to compute diluted EPS     12,723   12,485  11,578
                                       ======   ======  ======

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

  Comprehensive Income (Loss). In the first quarter of 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income," which established standards for reporting and displaying comprehensive income and its components in financial statements. Comprehensive income is defined as net income and all non-owner changes in stockholders' equity. Accumulated other comprehensive income consists entirely of foreign currency translation adjustments and is presented in the statement of shareholders equity.

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

  New Accounting Pronouncement. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" (SFAS 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. The statement requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000 and is not to be applied retroactively to financial statements for prior periods. Management has not assessed the impact of the adoption of SFAS No. 133.

  Reclassifications. Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform with the 1999 presentation. Such reclassifications had no effect on earnings.

3.  Investments in La Sportiva Businesses

  On July 2, 1998, the Company acquired a 20% interest in La Sportiva S.r.l., a premier manufacturer and distributor of trekking, mountaineering, and climbing footwear located in Ziano di Fiemme, Italy for a purchase price of $2.5 million, and incurred direct costs of approximately $0.6 million, for a total purchase price of approximately $3.1 million. In August 1998, La Sportiva S.r.l. changed its name to La Sportiva S.p.A. The majority shareholders of La Sportiva S.p.A. have a "put option" which may require the Company to purchase, in a single transaction, an additional 31% interest in La Sportiva S.p.A. for 6.8 billion lira ($3.5 million at December 31, 1999). This put option may be exercised at any time during the period beginning on July 1, 2000 and ending on July 1, 2003. After the expiration of the "put option" and until December 31, 2004, the Company may exercise a "call option" which, if exercised, would require the majority shareholders of La Sportiva S.p.A. to sell an additional 31% interest to the Company for 6.8 billion lira ($3.5 million at December 31, 1999). The Company has accounted for its 20% interest in La Sportiva S.p.A. under the equity method. The purchase price of La Sportiva S.p.A. exceeded the Company's proportionate share of the net assets acquired by $2.4 million, which was recorded as goodwill and is being amortized on a straight line basis over 40 years.

  In October 1998, the Company entered into a foreign exchange contract, whereby it hedged the potential future payment of the put and call options of 6.8 billion lira ($3.5 million at December 31, 1999). In connection with that transaction, the Company recorded a $583,000 and $231,000 foreign exchange loss in its statement of operations for the years ended December 31, 1999 and 1998, respectively.

  Summary financial information for La Sportiva S.p.A. as of December 31, 1999 and 1998 and for the year ended December 31, 1999 and for the period from July 2, 1998 to December 31, 1998 is as follows (in thousands):

                                                                      1999         1998
                                                                   -----------  -----------
Current assets                                                         $ 6,097      $ 6,253
Noncurrent assets                                                        4,210        6,339
                                                                       -------      -------
Total assets                                                           $10,307      $12,592
                                                                       =======      =======

Current liabilities                                                    $ 3,349      $ 4,701
Noncurrent liabilities                                                   3,049        4,170
                                                                       -------      -------
Total liabilities                                                        6,398        8,871
Shareholders' equity                                                     3,909        3,721
                                                                       -------      -------
Total liabilities and shareholders' equity                             $10,307      $12,592
                                                                       =======      =======

Net sales, including sales to La Sportiva USA of $2,253 (1999)
  and $1,013 (1998)                                                    $ 9,096      $ 4,474
Income before income taxes                                               1,336           85
Net income                                                                 673           14

  In a related transaction on July 2, 1998, the Company acquired 100% of the outstanding common stock of La Sportiva USA, (which owns the exclusive rights to distribute footwear for La Sportiva S.p.A. in the United States) located in Boulder, Colorado, for a purchase price of approximately $3.9 million. The purchase price includes $3.1 million which was paid in 133,335 shares of the Company's common stock and additional $0.8 million in cash to be paid to the former owners of La Sportiva USA over five years.

  The purchase price of La Sportiva USA exceeded the fair value of the net assets acquired by approximately $3.8 million, which was recorded as goodwill and was initially amortized on a straight line basis over 40 years. The acquisition was recorded under the purchase method of accounting. The Company has consolidated the results of La Sportiva USA beginning on July 2, 1998.

  On January 13, 2000, the Company sold its 20% interest in La Sportiva S.p.A. to the majority shareholders for 4.3 billion lira ($2.3 million). As a result of this sale, the Company sold its foreign exchange contract for 6.8 billion lira in January 2000. In addition, the Company is attempting to sell La Sportiva USA. The goodwill for La Sportiva S.p.A. and La Sportiva USA was written down by $2,879,000 in 1999 to reduce the balance to the estimated market value.

4.  Terminated Agreement to Sell the Company

  On February 27, 1999, the Company entered into a Transaction Agreement (the "Transaction Agreement") with TNF Acquisition LLC ("TNF"), an affiliate of Leonard Green & Partners, L.P. ("LPG"). The Transaction Agreement provided for a tender offer for all of the Company's outstanding stock (other than shares held by James G. Fifield, former President and Chief Executive Officer) at $17 cash per share and the acquisition of control of the Company by LGP and Mr. Fifield. On March 5, 1999, the Company withdrew its tender offer. The Transaction Agreement remained in full force and effect although LGP had informed the Company that they were reevaluating the transactions contemplated by the Transaction Agreement (the "Transactions"). On September 1, 1999, the Transaction Agreement was terminated and the Company agreed to pay LGP $2.2 million in expenses associated with the terminated Transaction Agreement. Such transaction expenses are payable in installments to LGP through June 2000. Also in connection with the termination of the Transaction Agreement, Mr. Fifield resigned as the Company's Chief Executive

Officer. Total expenses incurred in connection with the terminated agreement during the year ended December 31, 1999 were $4.1 million which are included in other expenses.

5.  Accounts Receivable

  The allowance for doubtful accounts was $2,246,000, $1,743,000 and $1,321,000 as of December 31, 1999, 1998 and 1997, respectively. Write-offs to accounts receivable during the years ended December 31, 1999, 1998 and 1997 were approximately $3,622,000, $377,000 and $239,000, respectively. Additionally, an adjustment was made in 1999 to reduce accounts receivable and sales by $11,803,000 as a result of chargebacks from customers related to inaccurate shipping.

  During the years ended December 31, 1999, 1998 and 1997, no customer accounted for more than 10% of net sales.

6.  Inventories

  Inventories as of December 31, 1999 and 1998 consist of (in thousands):

                                                   1999     1998
                                                  -------  -------

Finished goods                                    $80,452  $51,655
Work in progress                                      120      239
Raw materials                                       1,793    5,563
                                                  -------  -------

Total inventories                                 $82,365  $57,457
                                                  =======  =======

7.  Property and Equipment

Property and equipment as of December 31, 1999 and 1998 consist of (in thousands):


                                                    1999       1998
                                                  ---------  ---------

Leasehold improvements                            $ 11,077   $ 10,500
Furniture, fixtures and office equipment            40,226     27,167
Machinery and equipment                              2,578      2,578
Land                                                 2,943         --
                                                  --------   --------

                                                    56,824     40,245
Less accumulated depreciation and amortization     (23,965)   (14,329)
                                                  --------   --------

Total property and equipment, net                 $ 32,859   $ 25,916
                                                  ========   ========

  Depreciation and amortization expense related to property and equipment was $11,558,000, $6,637,000, and $4,218,000 for the years ended December 31, 1999,
1998 and 1997, respectively. Maintenance and repair expense was $991,000, $740,000 and $648,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

8.  Income Taxes

  The Company's pre tax income before extraordinary items consisted of (in thousands):

                       For the Years Ended December 31,
                       ---------------------------------
                          1999        1998       1997
                       -----------  ---------  ---------

            U.S.         $(97,973)     $2,127    $ 8,582
            Foreign            35       3,716      4,564
                         --------      ------    -------
                         $(97,938)     $5,843    $13,146
                         ========      ======    =======

  The provision for income taxes consists of the following (in thousands):

                                     For the Years Ended December 31,
                                   ------------------------------------
                                       1999         1998        1997
                                   ------------  ----------  ----------
Federal:
 Current                               $  949       $1,261      $2,698
 Deferred                                 595         (434)         61
State:
 Current                                  218          374         632
 Deferred                                 123         (257)        240
Foreign:
 Current                                  626        1,600       1,805
 Deferred                                  32         (293)       (245)
                                       ------       ------      ------
                                       $2,543       $2,251      $5,191
                                       ======       ======      ======

  Reconciliation of the U.S. Federal statutory rate to the Company's effective tax rate is as follows:

                                              For the Years Ended December 31,
                                             ---------------------------------
                                              1999         1998        1997
                                             ------       ------      ------

Statutory rate                                (35.0%)       34.0%       34.0%
State income taxes, net of federal benefit      0.1%         3.1%        4.3%
Foreign tax                                     0.7%          --          --
Valuation allowance                            38.7%          --          --
Other                                          (1.9%)        1.4%        1.2%
                                             ------       ------      ------
Effective income tax rate                       2.6%        38.5%       39.5%
                                             ======       ======      ======

  Deferred income taxes for the Company reflect the tax effects of temporary differences between amounts of assets and liabilities for financial reporting purposes and such amounts measured by tax laws.

Significant components of the net deferred tax assets as of December 31, 1999 and 1998 are as follows (in thousands):

                                             1999       1998
                                           ---------  --------
Deferred tax assets:
Inventory costs not yet deductible         $  1,295   $ 2,281
Depreciation                                    546       657
Liabilities not yet deductible for tax       12,666     3,356
Net operating losses                         19,561        --
Intangibles                                   4,805        --
Valuation allowance                         (37,947)       --
                                           --------   -------

                                                926     6,294
                                           --------   -------

Deferred tax liabilities:
Intangibles                                      --    (4,154)
Liabilities deductible for tax not book        (679)   (1,143)
                                           --------   -------

                                               (679)   (5,297)
                                           --------   -------
Net deferred tax assets                    $    247   $   997
                                           ========   =======

  Due to the uncertainty surrounding the realization of its deferred tax assets, the Company recorded a valuation allowance in the fourth quarter of 1999.

  The Company has available federal net operating loss carryforwards totaling $49.6 million which expire in 2019. The Company has available state net operating loss carryforwards totaling approximately $35.0 million which begin to expire in 2004.

  The cumulative amount of undistributed earnings of the European and Canadian subsidiaries, which the Company intends to indefinitely reinvest outside of the United States and upon which deferred income taxes are not provided, is approximately $11.5 million at December 31, 1999.

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

  Net pension plan expense (income) consisted of the following for the years ended December 31 (in thousands):

                                       1999     1998    1997
                                     --------  ------  ------

Service cost                         $    62   $ 100   $ 101
Interest cost                            363     358     291
Expected return on plan assets          (562)   (324)   (269)
Recognized net actuarial gain         (1,388)   (186)    (14)
                                     -------   -----   -----

Net pension plan expense (income)    $(1,525)  $ (52)  $ 109
                                     =======   =====   =====

The changes in the projected benefit obligation and plan assets for the years ended December 31 were as follows (in thousands):

                                                       1999     1998
                                                     --------  -------
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year    $ 4,081   $3,981
Service cost                                              62      100
Interest cost                                            363      358
Actuarial gain                                        (1,388)    (195)
Benefits paid                                           (199)    (163)
                                                     -------   ------

Projected benefit obligation at end of year            2,919    4,081
                                                     -------   ------

Changes in plan assets:
Fair value of plan assets at beginning of year         4,107    3,600
Actual return on plan assets                             332      257
Employer contributions                                   281      355
Employee contributions                                    36       58
Benefits paid                                           (199)    (163)
                                                     -------   ------
Fair value of plan assets at end of year               4,557    4,107
                                                     -------   ------
Pension asset liability                              $ 1,638   $   26
                                                     =======   ======

  The weighted average assumptions for 1999 and 1998 were as follows:

  Discount rate                      9%
  Expected return on plan assets     9%
  Rate of compensation increase      7%

  Effective January 1998, the Company has made available a profit sharing retirement plan. Under the plan employee and company contributions qualify for favorable tax treatment under Section 401(k) of the Internal Revenue Code. Under the 401(k) plan, the Company offers a discretionary match, based on company growth and profits (paid in The North Face, Inc., Common Stock). Employee contributions are always 100% vested. Employer contributions will be vested at 20% per year; 100% after five years. The Company's Board of Directors has approved the allocation of a 25% matching contribution on a maximum of 6% of employee compensation contributed to the plan in accordance with the terms of the plan for the year ended 1998. The Company's matching contribution was $86,000 and $130,000 for the year ended December 31, 1999 and 1998, respectively.

  The Company's subsidiary, La Sportiva USA, also has a profit sharing plan. La Sportiva USA makes discretionary matching contributions up to 15% of the participant's annual salary. Employee contributions are 100% vested. Company matching contributions made by La Sportiva USA vest over a period of six years. La Sportiva USA made discretionary contributions of $64,000 and $44,000 for the year ended December 31, 1999 and the period from July 2, 1998 through December 31, 1998, respectively.

10.  Debt

  Total debt as of December 31, 1999 and 1998 consists of the following (in thousands):

                              1999       1998
                            ---------  ---------

Revolving line of credit    $ 71,204   $ 55,107
Term note                     14,250      5,000
Mortgage                          --         72
Notes payable                  2,080        499
                            --------   --------

Total                         87,534     60,678
Less:  current portion       (87,534)   (55,778)
                            --------   --------
Long-term debt              $      0   $  4,900
                            ========   ========

  The Company has a Global Senior Secured Revolving Credit Facility with the Industrial Bank of Japan, Limited, New York Branch (as syndication agent and documentation agent), and IBJ Whitehall Business Credit Corporation (as arrangers, collateral agent and as administrative agent for itself and other lenders), and other financial institutions. The credit facility includes a term note, a revolving line of credit and a letter of credit facility. This credit facility expired on March 31, 2000 and was amended in March 2000 to extend the expiration date to April 15, 2000.

  The term note facility calls for $0.75 million to be repaid quarterly beginning on October 1, 1999 with the outstanding principal balance due and payable on the termination date of the loan agreement. The revolving line of credit provides for borrowings up to $115.0 million until December 31, 1999, and thereafter up to $100.0 million with the actual borrowings limited based on the amount of eligible receivables and inventory (approximately $77.7 million of collateral at December 31, 1999). The eligible inventory collateral is limited to $50.0 million. The credit facility provides a sublimit facility for letters of credit up to a maximum of $40.0 million (approximately $5.5 million outstanding as of December 31, 1999). Borrowings and outstanding letters of credit under the credit facility are secured by substantially all of the assets of the Company. The credit facility also includes certain financial covenants and restrictions on new indebtedness and the payment of cash dividends.

  Until November 1999, the term note carried interest payable monthly at the higher of (a) the bank's base commercial lending rate minus .50% or (b) .50% above the federal funds effective rate plus the applicable margin. The interest on the revolving line of credit carried interest payable monthly at a rate of either (1) the prime rate which is the higher of (a) the bank's base commercial lending rate minus .50% or (b) .50 above the federal funds effective rate plus the applicable margin, or (2) LIBOR plus the applicable margin, at the option of the Company. In November 1999, the Company's interest rates were amended to the bank's base commercial lending rate plus 2.0% during any period in which the Company utilizes a special inventory advance rate in the calculation of the collateral. At December 31, 1999, the Company's interest rate was 10.75% on the revolving line of credit and the term loan.

  Fees for outstanding letters of credit are payable at 1.5% per annum. The Company also pays a monthly unused line fee on the revolving line of credit at
 .375% per annum. The Company was charged an amendment fee of $400,000 in November 1999 and paid an additional $575,000 extension fee in December 1999 as the bank credit facility was not repaid in full by December 31, 1999. Also, the Company issued the lender 202,597 warrants to purchase the Company's common stock at an exercise price of $4.8125 which became exercisable beginning on January 15, 2000,as the bank credit facility was not repaid in full by that date.

   In February 2000, the Company's bank credit facility was amended to increase the borrowing limit to the available collateral plus $16.0 million and to reflect certain changes in the financial and reporting covenants, among other things. In addition, the interest rate increased by 0.5% under this amendment. The Company was charged an amendment fee of

$1.0 million which was paid upon the signing of the amendment and a deferred fee of $3.5 million, which was payable on the earlier of (1) the sale of at least 51% of the outstanding shares or assets of the Company or (2) June 15, 2000. In April 2000, the Company and the lender signed a waiver and agreement reducing the deferred fee from $3.5 million to $876,000 for the transactions contemplated by the VF Merger Agreement.

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

  Future minimum lease payments under all leases with initial or remaining non-cancelable lease terms in excess of one year as of December 31, 1999 are as follows (in thousands):

                                               CAPITAL   OPERATING
YEARS ENDING DECEMBER 31,                       LEASES    LEASES
-------------------------                      --------  ---------

2000                                               834       6,516
2001                                               780       5,632
2002                                               283       4,601
2003                                               133       3,220
2004                                                --       2,052
Thereafter                                          --       1,219
                                                ------     -------

Minimum lease commitments                       $2,030     $23,240
                                                ======     =======

Less:  amount representing interest               (174)
                                                ------

Present value of net minimum lease payments      1,856
Less:  current portion                            (751)
                                                ------

Long-term portion                               $1,105
                                                ======

  The cost of property under capitalized leases was $2,426,000 and $636,000, as of December 31, 1999 and 1998, respectively, and primarily represents furniture, fixtures and office equipment. Accumulated amortization related to these leases was approximately $1,035,000 and $350,000 as of December 31, 1999 and 1998, respectively.

  Rental expense for operating leases was as follows (in thousands):

                                            1999       1998       1997
                                          ---------  ---------  ---------

Minimum rentals                              $7,129     $5,375     $4,651
Contingent rentals                              533        215         90
                                             ------     ------     ------
                                             $7,662     $5,590     $4,741
                                             ======     ======     ======

12. Commitments and Contingencies

  On February 27, 1999, the Company entered into a Transaction Agreement (the "Transaction Agreement") with TNF Acquisition LLC ("TNF"), an affiliate of Leonard Green & Partners, L.P. ("LGP"). The Transaction Agreement provided for a tender offer for all the Company's outstanding stock (other than shares held by James G. Fifield, former President and Chief Executive Officer) at $17.00 cash per share and the acquisition of control of the Company by LGP and Mr. Fifield. On March 5, 1999, the Company withdrew its tender offer. The Transaction Agreement remained in full force and effect, although LGP had informed the Company that it was reevaluating the transactions contemplated by the Transaction Agreement (the "Transactions"). On September 1, 1999, the Transaction Agreement was terminated and the Company agreed to pay LGP $2.2 million to reimburse LGP for expenses associated with the terminated Transaction Agreement.

  In March 1999, various complaints were filed against the Company and its Board of Directors in the Delaware court of Chancery and in the California Superior Court, Alameda County in connection with the Transactions. The complaints, filed on behalf of a purported class of the Company's shareholders, generally alleged that the Transactions were unfair and inadequate to the Company's shareholders and charged the defendants with self-dealing and breach of fiduciary duties. The complaints generally requested injunctive relief to prevent the consummation of the Transactions, and sought other remedies in the event the Transactions were completed. The Company has filed a motion to dismiss these claims.

  Beginning in March 1999, purported class action lawsuits were filed in federal district court against the Company and certain of its former and current officers and directors alleging violations of the federal securities laws. These complaints (collectively, the "Securities Litigation") have been consolidated in federal district court in Colorado. The consolidated action generally alleges that the Company made false and misleading statements about its financial results from January 22, 1998 through April 16, 1999. The Company has filed a motion to dismiss these claims.

  On April 6, 1999, a shareholder derivative action purportedly on behalf of the Company, captioned Eng v. Cason, et. al., Civil Action No. 810726-0, was filed in California Superior Court, Alameda County. The complaint alleged that the Company's directors and various current and former officers violated California law and breached fiduciary duties to the Company by engaging in alleged wrongful conduct from April 25, 1997 through March 12, 1999, including the conduct complained of in the Securities Litigation. The Company was named solely as a nominal defendant, against whom the plaintiff sought no recovery. The Alameda Superior Court granted the Company's motion to dismiss the derivative complaint with leave to amend.

  In December 1999, a case, FDX Supply Chain Services, Inc. v. The North Face, Inc., No. 99-2569, was filed in federal district court in the district of Kansas. The dispute arises out of contract in which FDX agreed to provide warehouse services to the Company, fill orders and ship the Company's products to customers nationwide from the Company's warehouse facility in Lenexa, Kansas. The Company terminated the contract in December 1999. The lawsuit alleges damages of $5.2 million for breach of contract. The Company has filed counterclaims seeking $25 million in damages, alleging that the damage limitation provisions of the agreement should not apply because of FDX's misrepresentations inducing the Company to enter into the agreement and FDX's gross failure to perform. FDX has moved to dismiss all the Company's counterclaims because of, inter alia, the damage limitation provisions of the agreement.

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

  Purchase Commitments. The Company has approximately $57.4 million and $46.2 million of purchase commitments as of December 31, 1999 and 1998, respectively, related to goods ordered for future production in the normal course of business. Certain of these commitments are collateralized by outstanding letters of credit. See Note 10.

  Derivatives. The Company's international subsidiaries sell merchandise throughout Europe and Canada. These sales are denominated in the local currency of the retailer's country. Additionally, certain of the purchases of the Company's international subsidiaries are denominated in U.S. dollars. To protect the Company from the risk that the eventual net cash inflows resulting from the sale of products to foreign customers will be adversely affected by changes in exchange rates, the Company's subsidiaries enter into forward exchange contracts and options (hedging instruments) to hedge their foreign denominated accounts receivable, matched firm orders and anticipated orders. At December 31, 1999, the Company held the following foreign currency derivatives, all of which expire during 2000:

CURRENCY                       OPEN CONTRACT    OPEN CONTRACT U.S.    FAIR
(In thousands)                CURRENCY VALUE       DOLLAR VALUE       VALUE
                              --------------    ------------------    -----
Contracts:

Euro                              26,149               $26,312        $2,054
Swedish Kroners                   16,746                 2,048            76
Danish Kroners                    17,300                 2,567           222
Swiss Francs                       2,681                 1,875           179
Canadian Dollars                   4,900                 3,393             8
                                                       -------        ------
Total                                                  $36,195        $2,539

  In January 2000, the Company sold all open foreign exchange contracts at a net gain of $1.1 million.

13.  Stockholders' Equity

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

  1994 Stock Incentive Plan. In 1994, the Company adopted the 1994 Stock Incentive Plan (the "1994 Plan") to issue non-qualified stock options ("NQSOs") to purchase shares of common stock. All NQSOs were granted at an exercise price that was, at the time of grant, an amount equal to the fair market value of a share of common stock, as determined by the Board of Directors. Additionally, 1,159,950 restricted shares of common stock were granted under the 1994 Plan pursuant to the payment of cash and delivery of promissory notes totaling $261,250 due June 7, 2004, bearing interest at a rate of 9.0% per annum. As of December 31, 1999, substantially all of the restricted stock had been converted into common stock and the promissory notes had been repaid. The Company currently does not anticipate making additional grants under the 1994 Plan.

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

  Stock Warrants. In November 1999, the Company issued their credit facility lender 202,597 contingent warrants to purchase the Company's common stock at an exercise price of $4.8125 which became exercisable beginning on January 15, 2000 when the bank credit facility was not repaid in full by that date.

Activity for all of the Company's stock option plans from January 1, 1996 through December 31, 1998 was as follows:

                                                     1999                            1998                           1997
                                        -----------------------------   -----------------------------   ----------------------------
                                                     WEIGHTED AVERAGE                WEIGHTED AVERAGE               WEIGHTED AVERAGE
                                          SHARES      EXERCISE PRICE      SHARES      EXERCISE PRICE      SHARES     EXERCISE PRICE
                                        ----------   ----------------   ----------   ----------------   ---------   ----------------
Outstanding, beginning of year           3,248,309        $12.08         1,146,666         $12.41       1,069,602        $ 6.60
   Granted                               1,142,000          6.24         4,368,400          15.03         492,600         18.52
   Exercised                               (20,343)         4.48          (177,018)          3.27        (286,011)         1.93
   Cancelled                            (1,389,437)        16.67        (2,089,739)         19.18        (129,525)        10.84
                                         ---------                       ---------                      ---------
Outstanding, end of year                 2,980,529        $ 7.77         3,248,309         $12.08       1,146,666        $12.41
                                         =========                       =========                      =========
Options exercisable at year end          1,472,517        $ 7.55           498,572         $ 6.12         390,071        $ 4.31
                                         =========                       =========                      =========
Weighted average fair
value of options granted
during the year                                           $ 2.57                           $ 8.12                        $ 7.35
                                                          ======                           ======                        ======

  The following table summarizes additional information about stock options outstanding at December 31, 1999.

                                 OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                                 -------------------                      -------------------
                                         WEIGHTED
                                         AVERAGE          WEIGHTED                        WEIGHTED
                                         REMAINING        AVERAGE                         AVERAGE
     RANGE OF          SHARES            CONTRACTUAL      EXERCISE      SHARES            EXERCISE
  EXERCISE PRICES      OUTSTANDING       LIFE             PRICE         OUTSTANDING       PRICE
  ---------------      -----------       -----------      --------      -----------       -------
$0.22   To  $ 7.44        1,357,532              8.91      $ 5.32          593,926         $ 4.27
 9.56   To   14.38        1,617,997              8.08        9.79          877,341           9.74
18.22   To   25.63            5,000              8.36       20.50            1,250          20.50
                          ---------                                     ----------
$0.22   To  $25.63        2,980,529              8.46        7.77        1,472,517           7.55
                          =========                                     ==========

  In September 1998, options to purchase 1,803,650 shares of common stock were repriced from a weighted average exercise price of $19.65 to a weighted average exercise price of $9.625 which was equal to market value at the date of repricing. Options issued to certain of the Company's outside Directors and certain other individuals were not included in the repricing.

  Employee Stock Purchase Plan. The 1996 Employee Stock Purchase Plan (the "Employee Plan"), adopted in May 1996, reserves a total of 150,000 shares of common stock for issuance. Under the Employee Stock Purchase Plan, eligible full-time employees can choose to have up to 10% of their annual base earnings withheld to purchase the company's common stock. The purchase price of the stock is 85% of the lower of the beginning of the offering period or end of the offering period market price. During 1999 and 1998, employees purchased approximately 24,300 and 17,100 shares respectively at an average price of $6.55 and $15.28, respectively. At December 31, 1999, 87,706 shares are available for future issuance.

  Pro Forma Stock Option Information. The Company accounts for its stock- based awards using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, "Accounting For Stock Issued To

Employees" and its related interpretations. No compensation cost has been recognized in the financial statements for employee stock arrangements.

  Had compensation cost for the Company's stock-based compensation plans been recorded in accordance with the fair value method of SFAS 123, the Company's net income (loss) and net income (loss) per share for 1999, 1998 and 1997 would approximate the following pro forma amounts (in thousands, except per share data):

                                           1999       1998    1997
                                        -----------  ------  ------

Net income (loss):
 As reported                             $(100,481)  $3,592  $7,955
 Pro forma                                (105,007)   1,442   6,957

Diluted net income (loss) per share:
 As reported                             $   (7.90)  $ 0.29  $ 0.69
 Pro forma                                   (8.66)  $ 0.13  $ 0.61

  For purposes of computing the above pro forma amounts, the fair value of each option granted during 1999, 1998, and 1997 was estimated as of the date of grant using the Black-Scholes option-pricing model. This model requires subjective assumptions, including future stock price volatility and expected date of exercise, which greatly affects the calculated values. The following weighted average assumptions were used in calculating the fair value of the options granted: (i) dividend yield of 0% for 1999, 1998 and 1997; (ii) expected volatility of 85.5% for 1999, 78.5% for 1998, and 58.6% for 1997; (iii) risk-
free interest rate of 6.01%, 5.32% and 6.56% for 1999, 1998 and 1997, respectively; and (iv) expected life from vesting to exercise of 6 months for 1999, 1998 and 1997. Forfeitures are recognized as they occur.

  The effects of applying SFAS 123 in this pro forma disclosure may not be indicative of future pro forma amounts, because the fair value method has not been applied to awards granted prior to 1995.

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

  Summary information by segment for the years ended December 31, 1998, 1997 and 1996 is as follows (in thousands):

                              1999      1998      1997
                            --------  --------  --------

Net sales:
 Wholesale                  $184,284  $202,747  $168,543
 Company-operated retail      53,693    44,349    34,704
                            --------  --------  --------

  Total                     $237,977  $247,096  $203,247
                            ========  ========  ========

Gross profit:
 Wholesale                  $ 58,054  $ 88,542  $ 73,542
 Company-operated retail      25,637    23,420    18,941
                            --------  --------  --------

  Total                     $ 83,691  $111,962  $ 92,483
                            ========  ========  ========

  Net sales and long-lived assets related to operations in the United States, Canada and Europe as of and for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                        1999      1998      1997
                      --------  --------  --------

Net sales:
 United States        $172,369  $186,443  $150,798
 Canada                 14,775    14,546    12,661
 Europe                 50,833    46,107    39,788
                      --------  --------  --------

  Total               $237,977  $247,096  $203,247
                      ========  ========  ========

Long-lived assets:
 United States        $ 37,513  $ 63,319  $ 46,195
 Canada                  1,589     1,798     1,665
 Europe                  3,618     2,608     1,628
                      --------  --------  --------

  Total               $ 42,720  $ 67,725  $ 49,488
                      ========  ========  ========

    Net sales relating to major product types for the years ended December 31, 1999, 1998 and 1997 are as follows (in thousands):

                1999      1998      1997
              --------  --------  --------

Outerwear     $113,973  $123,212  $ 98,291
Equipment       38,211    35,829    40,235
Tekware(R)      29,873    33,072    24,130
Other           55,920    54,983    40,591
              --------  --------  --------

              $237,977  $247,096  $203,247
              ========  ========  ========

15.  Subsequent Events

   In February 2000, the Company's bank credit facility was amended to increase the borrowing limit to the available collateral plus $16.0 million and to reflect certain changes in the financial and reporting covenants, among other things. In addition, the interest rate increased by 0.5% under this amendment. The Company was charged an amendment fee of $1.0 million which was paid upon the signing of the amendment and a deferred fee of $3.5 million which is payable on the earlier of (1) the sale of at least 51% of the outstanding shares or assets of the Company or (2) June 15, 2000. In April 2000, the Company and the lender signed a waiver and agreement reducing the deferred fee from $3.5 million to $876,000.

  In March 2000, the Company's bank credit facility expiration date was extended from March 31, 2000 to April 15, 2000.

  In April 2000, the Company executed the VF Merger Agreement providing for the acquisition of all the outstanding shares of the Company by VF for $2.00 per share. As a first step in the transaction, a subsidiary of VF will commence a cash tender offer for all the outstanding shares of the Company at $2.00 per share. The offer will be conditioned, among other things, upon a majority of the issued and outstanding shares being tendered and not withdrawn prior to the expiration of the offer. Following successful completion of the tender offer, the VF subsidiary will be merged into The North Face and each outstanding share will be converted into the right to receive $2.00 in cash.

  The Company's difficulties in meeting its loan agreement covenants and financing needs, its losses from operations, its negative working capital position and the scheduled expiration of its credit facility on April 15, 2000 have raised substantial doubt about its ability to continue as a going concern. As a consequence, if, for any reason, the tender offer and merger contemplated by the VF Merger Agreement are not consummated, the Company will be required to consider seeking protection under Chapter 11 of the Bankruptcy Code.

  On January 13, 2000 the Company sold its 20% interest in La Sportiva S.p.A. to the majority shareholders for 4.3 billion lira ($2.3 million).

  In February 2000, the Company closed its Carbondale, Colorado administrative facility and relocated those employees to its headquarters facility in San Leandro, California. The Company expects to incur approximately $2.6 million in 2000 in operating expenses related to the closure of its Carbondale, Colorado facility and the relocation of its employees to its San Leandro facility.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and the Stockholders of The North Face, Inc.:

We have audited the accompanying consolidated balance sheets of The North Face, Inc. and its subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of The North Face (Europe) Limited (a consolidated subsidiary), which statements reflect total assets constituting 21% and 16% respectively, of consolidated total assets as of December 31, 1999 and 1998, and total revenues constituting 21%, 19%, and 20%, respectively, of consolidated total revenues for each of the three years in the period ended December 31, 1999. Those statements were audited by other auditors whose reports (which include an explanatory paragraph expressing substantial doubt about The North Face (Europe) Limited's ability to continue as a going concern) have been furnished to us, and our opinion, insofar as it relates to the amounts included for The North Face (Europe) Limited, is based solely on the reports of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, the financial position of The North Face, Inc. and its subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's 1999 loss, negative working capital at December 31, 1999, and the expiration of its bank credit facility on April 15, 2000 raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Deloitte & Touche LLP

Deloitte & Touche LLP
San Francisco, California
April 12, 2000

THE NORTH FACE (EUROPE) LIMITED

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and the Shareholders of The North Face (Europe)
Limited:

We have audited the accompanying consolidated balance sheet of The North Face (Europe) Limited (the "Company") and its subsidiary undertaking (together, the "Group") as of December 31, 1999 and the related consolidated statements of profit and loss account for the year then ended, expressed in pounds sterling, which, as described in the financial statements of The North Face (Europe) Limited (pages 1 to 19) have been prepared on the basis of accounting principles generally accepted in the United Kingdom. These financial statements are the responsibility of the Directors of the Company. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally auditing standards in the United Kingdom, which are substantially the same as auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examination, on a test basis, of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinions.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of The North Face (Europe) Limited and its subsidiary as of December 31, 1999 and their consolidated results of operations for the year then ended, in conformity with accounting principles generally accepted in the United Kingdom.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, The North Face Inc. (the parent company) will recognise a significant loss in 1999, has negative working capital at December 31, 1999 and its current bank credit facility expires on April 15, 2000, all of which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

United Kingdom accounting principles vary in certain material respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of consolidated shareholders' equity and consolidated financial position as of December 31, 1999 and the determination of consolidated net income for the year then ended to the extent summarized in Notes 23 and 24 to the consolidated financial statement of The North Face (Europe) Limited.

/s/ Grant Thornton

Grant Thornton
Chartered Accountants
Glasgow, Scotland
April 12, 2000

THE NORTH FACE (EUROPE) LIMITED

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and the Shareholders of The North Face (Europe)
Limited:

We have audited the accompanying consolidated balance sheet of The North Face (Europe) Limited (the "Company") and its subsidiary undertaking (together, the "Group") as of December 31, 1998 and December 31, 1997 and the related consolidated statements of profit and loss account for the years then ended, expressed in pounds sterling, which, as described in the financial statements of The North Face (Europe) Limited (pages 1 to 19) have been prepared on the basis of accounting principles generally accepted in the United Kingdom. These financial statements are the responsibility of the Directors of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United Kingdom, which are substantially the same as auditing standards generally accepted in the United States. These standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examination, on a test basis, of evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material aspects, the consolidated financial position of The North Face (Europe) Limited and its subsidiary as of December 31, 1998 and December 31, 1997 and their consolidated results of operations for the years then ended, in conformity with accounting principles generally accepted in the United Kingdom.

United Kingdom accounting principles vary in certain material respects from accounting principles generally accepted in the United States. The application of the latter would have affected the determination of consolidated shareholders' equity and consolidated financial position as of December 31, 1998 and December 31, 1997 and the determination of consolidated net income for the years then ended to the extent summarized in Notes 23 and 24 to the consolidated financial statement of The North Face (Europe) Limited.


/s/ Grant Thornton


Grant Thornton
Chartered Accountants
Glasgow, Scotland
April 12, 2000

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


/s/  Geoffrey D. Lurie          /s/  Michael A. Leinwand
     Geoffrey D. Lurie               Michael A. Leinwand
     Chief Executive Officer         Acting Chief Financial Officer

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

  None.

                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.

   The information required by this item is incorporated by reference from registrant's definitive proxy statement to be filed pursuant to Regulation 14a.

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

Item 11.  Executive Compensation.

   The information required by this item is incorporated by reference from registrant's definitive proxy statement to be filed pursuant to Regulation 14a.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

   The information required by this item is incorporated by reference from registrant's definitive proxy statement to be filed pursuant to Regulation 14a.

Item 13.  Certain Relationships and Related Transactions.

   The information required by this item is incorporated by reference from registrant's definitive proxy statement to be filed pursuant to Regulation 14a.

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a) 1. INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Consolidated Balance Sheets as of December 31, 1998 and 1997
   Consolidated Statements of Operations for the
     Years Ended December 31, 1998, 1997 and 1996
   Consolidated Statements of Shareholders' Equity for the
     Years Ended December 31, 1998, 1997 and 1996
   Consolidated Statements of Cash Flows for the
     Years Ended December 31, 1998, 1997 and 1996
   Notes to Consolidated Financial Statements
   Independent Auditors' Reports

  2.  Financial Statement Schedules

  All schedules are omitted because of the absence of the conditions under which they are required or because the required information is set forth in the condensed consolidated financial statements and notes thereto.

  3. Exhibits

Exhibit No.           Description
-----------           -----------

2.1(6)    Stock Purchase Agreement, dated as of July 1, 1998, among The North
Face, Inc. and  La Sportiva USA, Inc..

2.2(6)    Registration Rights Agreement dated as of July 1, 1998, among The
North Face, Inc. and the stockholders of La Sportiva USA, Inc.

2.3 Agreement and Plan of Merger by and among VF Corporation, Sequoia Acquisition, and The North Face, Inc.

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

21.1(10)   List of Subsidiaries of The North Face, Inc.

23.1       Consent of Deloitte & Touche LLP.

23.2       Consent of Grant Thornton.

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

April 13, 2000                                  The North Face, Inc.
                                                (Registrant)

                                                By: /s/ Geoffrey D. Lurie
                                                --------------------------------
                                                        Geoffrey D. Lurie
                                                        Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Robert P. Bunje, Geoffrey D. Lurie, and Michael A. Leinwand, and each of them, his true and lawful agent, proxy and attorney-in-fact, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to (i) act on, sign and file with the Securities and Exchange Commission any and all amendments to this report on Form 10-K together with all schedules and exhibits thereto, (ii) act on, sign and file such certificates, instruments, agreements and other documents as may be necessary or appropriate in connection therewith, and (iii) take any and all actions which may be necessary or appropriate to be done, as fully for all intents and purposes as he might or could do in person, hereby approving, ratifying and confirming all that such agent, proxy and attorney-in-fact or any of his substitutes may lawfully do or cause to be done by virtue thereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         Signature           Title or Capacity                    Date
         ---------           -----------------                    ----

/s/ Robert P. Bunje          Chairman                             April 13, 2000
---------------------
Robert P. Bunje

/s/ Geoffrey D. Lurie        Chief Executive Officer              April 13, 2000
---------------------
Geoffrey D. Lurie            and Director, (Principal Executive
                             Officer)

/s/ Michael A. Leinwand      Acting Chief Financial Officer       April 13, 2000
---------------------
Michael A. Leinwand          (Principal Financial and Accounting
                             Officer)

/s/ Karl Heinz Salzburger    President and Director               April 13, 2000
---------------------
Karl Heinz Salzburger

/s/ William N. Simon         Vice Chairman and Director           April 13, 2000
---------------------
William N. Simon

/s/ Michael F. Doyle         Director                             April 13, 2000
---------------------
Michael F. Doyle

                                 EXHIBIT INDEX


Exhibit No.           Description
-----------           -----------

2.1(6)    Stock Purchase Agreement, dated as of July 1, 1998, among The North
Face, Inc. and  La Sportiva USA, Inc..

2.2(6)    Registration Rights Agreement dated as of July 1, 1998, among The
North Face, Inc. and the stockholders of La Sportiva USA, Inc.

2.3 Agreement and Plan of Merger by and among of Corporation, Sequioa Acquisition, and The North Face, Inc.

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

21.1(10)   List of Subsidiaries of The North Face, Inc.

23.1       Consent of Deloitte & Touche LLP.

23.2       Consent of Grant Thornton.

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