Form 10-K/A
period 1999-12-31
NORTH FACE INC
filed 2000-04-28
CIK 1013749

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                  FORM 10-K/A


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
                            of 1934  (Fee Required)

                  For the fiscal year ended December 31, 1999
                                      or
[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                         Act of 1934  (No Fee Required)

           For the transition period from ........ to .............

                        Commission file number 0-28596

                             THE NORTH FACE, INC.
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                94-3204082
      (State of incorporation)          (I.R.S. Employer Identification No.)

2013 Farallon Drive, San Leandro, CA                             94577
(Address of principal executive offices)                       (Zip Code)

                                (510) 618-3500
             (Registrant's Telephone Number, Including Area Code)


          Securities registered pursuant to Section 12(b) of the Act:

                                     NONE

          Securities registered pursuant to Section 12(g) of the Act:

                   COMMON STOCK, PAR VALUE $.0025 PER SHARE

                               (Title of Class)
                                --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes     X       No __________.
                                        ----------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

As of April 10, 2000, the aggregate market value of the registrant's voting stock held by non-affiliates was $24,717,131.

As of April 10, 2000, the number of shares of the registrant's Common Stock outstanding was 12,757,229.

     The undersigned company (the "Company") hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 1999 as follows:

By amending and restating Items 10, 11, 12 and 13 (Part III) in their entirety and amending Item 14(C) (Part IV) as follows:


                                   PART III

Item 10.  Directors and Executive Officers of the Registrant

     See "Board of Directors and Executive Officers," "The Current Members of the Board of Directors of the Company," "The Current Executive Officers of the Company," and "Section 16(a) Beneficial Ownership Reporting Compliance" on pages A-1 through A-4 and A-11 of Annex A of the Company's Schedule 14D-9 dated April 19, 2000, which is attached hereto as Exhibit 99.1 (the "Schedule 14D-9"), which is incorporated herein by reference.

Item 11.  Executive Compensation

     See "Directors Compensation," "Executive Officer Compensation," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation" and "Performance Graph" on page A-4 and pages A-6 through A-10 of Annex A of the Schedule 14D-9, which is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

     See "Stock Ownership of Certain Beneficial Owners and Management" on pages A-5 through A-6 of Annex A of the Schedule 14D-9 and Items 1, 2, 3, 4 and 5 on pages 1 through 8 of the Schedule 14D-9, which is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

     None.

Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K

     (C). Exhibits

     99.1 The Company's Schedule 14D-9 filed with the Securities and Exchange Commission on April 19, 2000.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              THE NORTH FACE, INC.

Date: April 28, 2000          /s/ Geoffrey D. Lurie
                              ________________________________
                              Geoffrey D. Lurie
                              Chief Executive Officer