Form 10-Q
period 2000-03-31
NORTH FACE INC
filed 2000-05-12
CIK 1013749

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549

                                   FORM 10-Q


   X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
   -   EXCHANGE ACT OF 1934

 For the quarterly period ended March 31, 2000

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE EXCHANGE ACT OF
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

Yes  X     No
    ----


The number of shares of Common Stock, $0.0025 par value per share, outstanding on May 11, 2000, was 12,757,229.

                              THE NORTH FACE, INC.

                                 MARCH 31, 2000


                               INDEX TO FORM 10-Q



PART I.       FINANCIAL INFORMATION                                             PAGE NO.

     Item 1 -  Financial Statements (unaudited)

               Condensed Consolidated Balance Sheets as of March 31, 2000,
                 December 31, 1999 and March 31, 1999...........................    3

               Condensed Consolidated Statements of Operations for the Three
                 Months Ended March 31, 2000 and 1999...........................    4

               Condensed Consolidated Statements of Cash Flows for the Three
                 Months Ended March 31, 2000 and 1999...........................    5

               Notes to Condensed Consolidated Financial Statements.............    6


     Item 2 -  Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................   10

PART II.    OTHER INFORMATION

     Item 1 -  Legal Proceedings.................................................   13

     Item 6 -  Exhibits and Reports on Form 8-K..................................   13

ITEM 1.  FINANCIAL STATEMENTS

                              THE NORTH FACE, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)
                                  (unaudited)


                             Assets                                March 31, 2000    December 31, 2000    March 31, 1999
                             ------                                --------------    -----------------    --------------
Current assets:
Cash and cash equivalents.......................................         $  4,315             $ 11,824          $  5,955
Accounts receivable, net........................................           45,205               43,687            62,555
Inventories.....................................................           70,393               82,365            59,621
Deferred taxes..................................................              238                  247             3,648
Other current assets............................................            6,043                6,696            15,256
                                                                          -------              -------           -------
 Total current assets...........................................          126,194              144,819           147,035
Property and equipment, net.....................................           29,557               32,859            31,947
Trademarks and intangibles, net.................................            5,663                7,454            33,745
Other assets....................................................            1,038                2,407             5,404
                                                                          -------              -------           -------
 Total assets...................................................         $162,452             $187,539          $218,131
                                                                          =======              =======           =======
                     Liabilities and Stockholders' Equity
                     ------------------------------------

Current liabilities:
Accounts payable, accrued expenses and other                             $ 42,339             $ 66,565          $ 34,268
 current liabilities............................................
Short-term borrowings and current portion of long-term debt               107,158               88,294            50,884
 and capital lease obligations..................................          -------              -------           -------
 Total current liabilities......................................          149,497              154,859            85,152
Long-term debt and obligations under capital leases.............              991                1,174             5,426
Other long-term liabilities.....................................            5,358                5,375             7,003
                                                                          -------              -------           -------
 Total liabilities..............................................          155,846              161,408            97,581

Minority interest...............................................              817                  642               701

Commitments and contingencies (Note 5)..........................              ---                  ---               ---

Stockholders' equity:
Common stock, $.0025 par value - shares authorized   50,000,000;               32                   32                32
 Issued and outstanding; 12,753,000 at March 31, 2000;
 12,744,000 at December 31, 1999; and 12,721,000 at
 March 31, 1999.................................................
Additional paid-in capital......................................          103,949              103,920           103,724
Retained earnings...............................................          (98,210)             (78,821)           16,169
Accumulated other comprehensive income -                                       18                  358               (76)
                                                                          -------              -------           -------
 cumulative  translation adjustments............................
 Total stockholders' equity.....................................            5,789               25,489           119,849
                                                                          -------              -------           -------
 Total liabilities and stockholders' equity.....................         $162,452             $187,539          $218,131
                                                                          =======              =======           =======

     See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)
                                  (unaudited)



                                                                              Three Months Ended
                                                                                  March 31,
                                                                            2000            1999

Net sales.................................................               $  57,144         $ 51,256
Cost of sales.............................................                  38,114           27,909
                                                                         ---------         --------
Gross profit..............................................                  19,030           23,347
Operating expenses........................................                  33,857           29,300
                                                                         ---------         --------
Operating loss............................................                 (14,827)          (5,953)
Interest expense, net.....................................                  (3,365)          (1,321)
Other expense, net........................................                  (1,134)          (1,727)
                                                                         ---------         --------
Loss before income taxes..................................                 (19,326)          (9,001)
Income tax provision (benefit)............................                      63           (3,510)
                                                                         ---------         --------
Net loss..................................................                ($19,389)          ($5,491)
                                                                         =========         =========
Net loss per share:
  Basic...................................................                  ($1.52)          ($0.43)
  Diluted.................................................                  ($1.52)          ($0.43)
Weighted average shares outstanding:
  Basic...................................................                  12,752           12,687
  Diluted.................................................                  12,752           12,687

     See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                  (unaudited)


                                                                                                     Three Months Ended
                                                                                                           March 31,
                                                                                                           --------
                                                                                                     2000               1999
                                                                                                     ----               ----
Cash Flows From Operating Activities:
Net loss..............................................................................             $(19,389)           $(5,491)
Adjustments to reconcile net loss to cash provided by operating activities:
  Depreciation and amortization.......................................................                4,090              3,393
  Loss from disposal of property and equipment........................................                  241                ---
  Deferred income taxes...............................................................                    9                 13
  Provision for doubtful accounts.....................................................                3,406               (282)
  Tax benefit of exercise of stock options............................................                  ---                131
Effect of changes in:
  Accounts receivable.................................................................               (5,658)            16,918
  Inventories.........................................................................               11,972             (2,184)
  Income tax receivable...............................................................                  539             (3,332)
  Other assets........................................................................                  988              1,506
  Accounts payable, accrued expenses and other current liabilities....................              (24,243)            (6,172)
                                                                                                     ------              -----
Net cash provided by operating activities.............................................              (28,045)             4,500
                                                                                                     ------              -----
Cash Flows From Investing Activities:
Proceeds from sale of La Sportiva S.p.A...............................................                2,141                ---
Proceeds from sale of land............................................................                  667                ---
Purchases of property and equipment...................................................                 (642)            (5,523)
                                                                                                     ------              -----
Net cash used by investing activities.................................................                2,166             (5,523)
                                                                                                     ------              -----
Cash Flows From Financing Activities:
Repayments of long-term debt..........................................................               (1,284)              (342)
Repayment of (proceeds from) revolver, net............................................               19,965             (5,631)
Proceeds from issuance of stock.......................................................                   29                 45
                                                                                                     ------              -----
Net cash used in financing activities.................................................               18,710             (5,928)
                                                                                                    -------              -----
Effect of foreign currency fluctuations on cash.......................................                 (340)              (546)
                                                                                                    -------              -----
Increase (decrease) in cash and cash equivalents......................................               (7,509)            (7,497)
                                                                                                    -------              -----
Cash and cash equivalents, beginning of period........................................               11,824             13,452
                                                                                                    -------            -------
Cash and cash equivalents, end of period..............................................             $  4,315            $ 5,955
                                                                                                   ========            =======

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for:
  Interest.............................................................................              $2,531             $1,415
  Income taxes.........................................................................              $  249             $  389
Noncash financing activities:
  Issuance of common stock for land....................................................              $  ---             $2,500
  Acquisition of property and equipment through capital leases.............................          $  ---             $1,013

     See accompanying notes to condensed consolidated financial statements.

                              THE NORTH FACE, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


NOTE 1.  BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements of The North Face, Inc. and its subsidiaries (the "Company") have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Accordingly, the interim unaudited financial statements should be read in conjunction with the financial statements included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (the Form "10-K"). Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2000.

     These financial statements have been prepared by the Company in a manner consistent with that used in the preparation of the consolidated financial statements included in the Form 10-K. In the opinion of management, the accompanying financial statements reflect all adjustments, consisting only of normal and recurring adjustments, necessary for a fair presentation of the financial position and results of operations and cash flows for the periods presented. All significant intercompany accounts and transactions have been eliminated. The Condensed Consolidated Balance Sheet as of December 31, 1999 has been derived from the Consolidated Balance Sheet as of December 31, 1999 included in the Form 10-K.

     The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the Form 10-K, the Company incurred net losses of $100.5 million in 1999, and, as of that date, the Company's current liabilities exceeded its current assets by $10.0 million. Additionally, the Company incurred a loss of $19.4 million in the three months ended March 31, 2000 and its current liabilities exceeded its current assets by $23.3 million at March 31, 2000. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. As described in Note 3, the Company's bank credit facility expires on June 15, 2000; therefore, the outstanding loan ($104.7 million) has been classified as a current liability. As discussed in
Note 2, in April 2000, the Company executed a definitive merger agreement (the "VF Merger Agreement") providing for the acquisition of all the outstanding shares of the Company by VF Corporation ("VF") for $2.00 per share.

     The Company's difficulties in meeting its loan agreement covenants and financing needs, its losses from operations, its negative working capital position, and the scheduled expiration of its credit facility on June 15, 2000 have raised substantial doubt about its ability to continue as a going concern. As a consequence, if, for any reason, the tender offer and merger contemplated by the VF Merger Agreement are not consummated, the Company will be required to consider seeking protection under Chapter 11 of the Bankruptcy Code.

NOTE 2.  MERGER AGREEMENT

  In April 2000, the Company executed the VF Merger Agreement providing for the acquisition of all the outstanding shares of the Company by VF for $2.00 per share. As a first step in the transaction, a subsidiary of VF has commenced a cash tender offer, scheduled to expire on May 16, 2000, for all the outstanding shares of the Company at $2.00 per share. The offer is conditioned, among other things, upon a majority of the issued and outstanding shares being tendered and not withdrawn prior to the expiration of the offer. Following successful completion of the tender offer, the VF subsidiary will be merged into the Company and each outstanding share will be converted into the right to receive $2.00 in cash.

NOTE 3.  CREDIT FACILITY

  The Company has a Global Senior Secured Revolving Credit Facility with the Industrial Bank of Japan, Limited, New York Branch (as syndication agent and documentation agent), IBJ Whitehall Business Credit Corporation (as arrangers, collateral agent and as administrative agent for itself and other lenders), and other financial institutions. The credit facility includes a term note, a revolving line of credit, and a letter of credit facility. The revolving line of credit provides for borrowings up to $100.0 million with the actual borrowings limited based on the amount of eligible receivables and inventory. The credit facility includes certain financial covenants and restrictions on new indebtedness and the payment of cash dividends.

  In February 2000, the Company's bank credit facility was amended to increase the borrowing limit to the available collateral plus $16.0 million and to reflect certain changes in the financial and reporting covenants, among other things. The Company was charged an amendment fee of $1.0 million, which was paid upon the signing of the amendment, and a deferred fee of $3.5 million, which was payable on the earlier of (1) the sale of at least 51% of the outstanding shares or assets of the Company or (2) June 15, 2000. In April 2000, the Company and the lender signed a waiver and agreement reducing the deferred fee from $3.5 million to $876,000 in the case of the merger under the VF Merger Agreement.

  In April 2000, the Company's credit facility was amended to extend the expiration date from April 15, 2000 to the earlier of (1) June 15, 2000 or (2) the time the merger under the VF Merger Agreement becomes effective.

NOTE 4.  FACILITY CLOSURE

     In February 2000, the Company closed its Carbondale, Colorado administrative facility and relocated those employees to its headquarter facility in San Leandro, California. The Company incurred approximately $845,000 in operating expenses related to the closure and relocation during the three months ended March 31, 2000.

NOTE 5.  COMMITMENTS AND CONTINGENCIES

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

     In March 1999, various complaints were filed against the Company and its Board of Directors in the Delaware Court of Chancery and in the California Superior Court, Alameda County in connection with the Transactions. The complaints, filed on behalf of a purported class of the Company's shareholders, generally alleged that the Transactions were unfair and inadequate to the Company's shareholders and charge the defendants with self-dealing and breach of fiduciary duties. The complaints generally requested injunctive relief to prevent the consummation of the Transactions and sought other remedies in the event the Transactions were completed. The Company has filed a motion to dismiss these claims.

     Beginning in March 1999, purported shareholder class action lawsuits were filed in federal district court against the Company and certain of its former and current officers and directors alleging violations of the federal securities laws. These complaints (collectively, the "Securities Litigation") have been consolidated in federal district court in Colorado. The consolidated action generally alleges that the Company made false and misleading statements about its financial results from January 22, 1998 through April 16, 1999. The Company has filed a motion to dismiss these claims.

     On April 6, 1999, a shareholder derivative action purportedly on behalf of the Company, captioned Eng v. Cason, et al., Civil Action No. 810726-0, was filed in California Superior Court, Alameda County. The complaint alleges that the Company's directors and various current and former officers violated California law and breached fiduciary duties to the Company by engaging in alleged wrongful conduct from April 25, 1997 through March 12, 1999, including the conduct complained of in the Securities Litigation. The Company is named solely as a nominal defendant, against whom the plaintiff sought no recovery. The Alameda Superior Court granted the Company's motion to dismiss the derivative complaint with leave to amend.

     In December 1999, a case, FDX Supply Chain Services, Inc. v. The North Face, Inc., No. 99-2569, was filed in federal district court in the district of Kansas. The dispute arises out of a contract in which FDX agreed to provide warehouse services to the Company, fill orders and ship the Company's products to customers nationwide from the Company's warehouse facility in Lenexa, Kansas. The Company terminated the contract in December 1999. The lawsuit alleges damages of $5.2 million for breach of contract. The Company has filed counterclaims seeking $25 million in damages, alleging that the damage limitation provisions of the agreement should not apply because of FDX's misrepresentations inducing the Company to enter into the agreement and FDX's gross failure to perform. FDX has moved to dismiss all the Company's counterclaims because of, inter alia, the damage limitation provisions of the agreement.

NOTE 6.  SALE OF LA SPORTIVA BUSINESSES

     On January 13, 2000 the Company sold its 20% interest in La Sportiva S.p.A., a premier manufacturer and distributor of trekking, mountaineering, and climbing footwear located in Ziano di Fiemme, Italy, to the majority shareholders for 4.3 billion lira ($2.3 million). In addition, the Company is attempting to sell La Sportiva USA, Inc. (which owns the exclusive rights to distribute footwear for La Sportiva S.p.A. in the Unites States). The goodwill for La Sportiva S.p.A. and La Sportiva USA, Inc. were written down in 1999 to
reduce the balance to the estimated market value.   Therefore, the sale of La
Sportiva S.p.A. had no effect on net income in the three months ended March 31, 2000.

NOTE 7.  OTHER COMPREHENSIVE LOSS

     The following is a summary of the calculation of other comprehensive loss (in thousands):

                                                                        Three Months Ended
                                                                             March 31,
                                                                        ---------------------
                                                                        2000             1999
                                                                        ----             ----
Net loss.................................................           $(19,389)         $(5,491)
Translation adjustments..................................               (340)            (546)
                                                                    --------          -------
Net comprehensive loss...................................           $(19,729)         $(6,037)
                                                                    ========          =======

NOTE 8.  EARNINGS PER SHARE

     Basic earnings per share (EPS) is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed by dividing net income by the diluted weighted average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur upon exercise of dilutive instruments, such as stock options. Diluted EPS for the three months ended March 31, 2000 and 1999 exclude any effect of all stock options because their inclusion would be antidilutive. The following is a summary of the calculation of the number of shares used in calculating basic and diluted EPS (in thousands):

                                                                       Three Months Ended
                                                                            March 31,
                                                                      ----------------------
                                                                        2000            1999
                                                                        ----            ----
Shares used to compute basic EPS.........................             12,752          12,687
Add:  effect of dilutive securities......................                --              --
                                                                      ------          ------
Shares used to compute diluted EPS.......................             12,752          12,687
                                                                      ======          ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The following table sets forth, for the periods indicated, certain items in the Company's condensed consolidated statements of operations as a percentage of net sales (except for income taxes, which are shown as a percentage of pretax loss). The results of operations for the three months ended March 31, 2000 and 1999 are not necessarily indicative of results for the full year.

                                                                    Three Months Ended
                                                                         March 31
                                                                   -------------------
                                                                     2000         1999
                                                                     ----         ----
Net sales.............................................              100.0%        100.0%
Gross profit..........................................               33.3%         45.5%
Operating expenses....................................               59.2%         57.2%
Operating loss........................................              (25.9%)       (11.6%)
Interest expense, net.................................               (5.9%)        (2.6%)
Loss before income taxes..............................              (33.8%)       (17.6%)
Income tax provision (benefit)........................                0.3%        (39.0%)
Net loss..............................................              (33.9%)       (10.7%)


Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net Sales. Net sales increased by 11.5% to $57.1 million from $51.3 million for the three months ended March 31, 2000 over the three months ended March 31, 1999.

     Net sales to wholesale customers increased by 10.8% to $44.5 million from $40.2 million for the three months ended March 31, 2000 over the three months ended March 31, 1999. The increase was primarily due to liquidation sales during the three months ended March 31, 2000 to dispose of excess inventory.

     Retail sales increased by 14.0% to $12.6 million from $11.1 million for the three months ended March 31, 2000 over the three months ended March 31, 1999. The increase was primarily due to the opening of five outlet stores subsequent to March 31, 1999.

Gross Profit. Gross profit as a percentage of net sales for the three months ended March 31, 2000 was 33.3% compared to 45.5% for the three months ended March 31, 1999. The decrease in gross margin was primarily due to discounts given on liquidation sales to dispose of excess inventory.

Operating Expenses. Operating expenses, which include selling, marketing and general administrative expenses, increased by 15.6% to $33.9 million from $29.3 million for the three months ended March 31, 2000 over the three months ended March 31, 1999. The increase was primarily due to bank fees of $1.3 million related to the extension of the Company's credit facility and $2.4 million higher distribution costs, including start-up costs with the Company's new third party distributor hired in January 2000. In addition, the Company incurred $.7 million of advertising costs during the three months ended March 31, 2000 related to the airing of a television series during January 2000.

Interest Expense. Interest expense for the three months ended March 31, 2000 increased to $3.4 million from $1.3 million for the three months ended March 31, 1999. The increase was primarily due to higher borrowings under the Company's credit facility as a result of capital investments made in 1999 and higher operating costs, as well as a higher interest rate during the three months ended March 31, 2000.

Other Expenses. During the three months ended March 31, 2000, the Company recorded other expenses of $1.1 million as compared to $1.7 million in the three months ended March 31, 1999. For the three months ended March 31, 2000, these expenses were primarily related to foreign exchange losses in Europe. For the three months ended March 31, 1999, these expenses were primarily related to the Company's tender offer Transaction Agreement with TNF Acquisition LLC (see Note 5 of the Notes to Condensed Consolidated Financial Statements).

Provision for Income Taxes. Provision for income taxes as a percent of pretax income or loss was 0.3% for the three months ended March 31, 2000 compared to a benefit of 39.0% for the three months ended March 31, 1999. This change reflects the uncertainty of future earnings and, therefore, the uncertainty of utilizing the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

          The Company has a revolving credit facility that provides for borrowings up to $100.0 million, with the actual borrowings limited based on the amount of eligible receivables and inventory. In addition, the credit facility includes a $15.0 million term note facility, which calls for $0.75 million to be repaid quarterly beginning on October 1, 1999. The credit facility also includes certain financial covenants and restrictions on new indebtedness and the payment of cash dividends. In April 2000, the Company's credit facility was amended to extend the expiration date from April 15, 2000 to the earlier of (1) June 15, 2000 or (2) the time the merger under the VF Merger Agreement becomes effective.

          The Company experienced significant liquidity problems in the second half of 1999 and in 2000 as a result of shipping difficulties encountered when it outsourced its U.S. distribution of products to a third party distributor in July 1999. Late shipments significantly reduced the Company's sales, profitability and borrowing base.

          In February 2000, the Company's bank credit facility was amended to increase the borrowing limit to the available collateral plus $16.0 million and to reflect certain changes in the financial and reporting covenants, among other things. The Company was charged an amendment fee of $1.0 million, which was paid upon the signing of the amendment, and a deferred fee of $3.5 million, which was payable on the earlier of (1) the sale of at least 51% of the outstanding shares or assets of the Company or (2) June 15, 2000. In April 2000, the Company and the lender signed a waiver and agreement reducing the deferred fee from $3.5 million to $876,000 in the case of the merger under the VF Merger Agreement.

          The Company estimates that its capital expenditures in 2000 will be approximately $4.0 million. This amount will be used principally for the upgrade of management information systems and updates of current Summit Shops. As of March 31, 2000, capital expenditures totaled approximately $0.6 million.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

          The Company is exposed to market risks, which include foreign currency risks, interest rate risks and inflation risk. The Company does not engage in financial transactions for trading or speculative purposes.

          Foreign Currency Exchange Rate Risk. The Company's inventory purchases from contract manufacturers in the Far East are denominated in United States dollars; however, purchase prices for the Company's products may be impacted by fluctuations in the exchange rate between the Unites States dollar and the local currencies of the contract manufacturers, which may have the effect of increasing the Company's cost of goods sold in the future. In addition, the Company's sales in Europe and Canada are denominated in the local currencies of the applicable specialty retailer, which may have a negative impact on profit margins or the rate of growth of sales in those countries if the U.S. dollar were to strengthen significantly. Due to the number of foreign currencies involved and the fact that not all of these foreign currencies fluctuate in the same manner against the United States dollar, the Company cannot quantify in any meaningful way the potential effect of such fluctuations on future income.

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

          Interest Rate Risk. The interest payable on the Company's bank line of credit is based on variable interest rates and, therefore, is affected by changes in market interest rates.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

For information on ceertain legal proceedings, see Item 3 of the Form 10-K.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial Data Schedule

(b)  Reports on Form 8-K

No reports on Form 8-K were filed by the Company during the three months ended March 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         THE NORTH FACE, INC.
                                             (Registrant)


     Dated:  May 12, 2000           By:  /s/ Geoffrey D. Lurie
                                         ---------------------------------
                                         Geoffrey D. Lurie
                                         Chief Executive Officer


     Dated:  May 12, 2000           By:  /s/ Michael A. Leinwand
                                         -------------------------
                                         Michael A. Leinwand
                                         Acting Chief Financial Officer
                                         (Principal Financial and Accounting
                                         Officer of the Registrant)

INDEX OF EXHIBITS


The following exhibits are included herein:


27.1   Financial Data Schedule